Form 10-Q
period 1996-03-31
VALLICORP HOLDINGS INC
filed 1996-05-14
CIK 849865

                                   FORM 10-Q

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 1996
                               ---------------

                                      OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to _________
Commission file number: 0-18202
                        -------

                           VALLICORP  HOLDINGS, INC.
            (Exact name of registrant as specified in its charter)

        DELAWARE                                77-0229483
        --------                                ----------
(State or other jurisdiction                      (I.R.S. Employer
of incorporation or organization)                    Identification No.)

            8405 NORTH FRESNO STREET,     FRESNO, CALIFORNIA  93720
            -------------------------------------------------------
                   (Address of principal executive offices)

                                (209) 437-5700
                                --------------
             (Registrant's telephone number, including area code)

                                     NONE
                                     ----
  (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes   X    No ____
                                  -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                         COMMON STOCK, $.01 PAR VALUE
              13,335,651 SHARES OUTSTANDING AS OF APRIL 24, 1996
                   THIS REPORT INCLUDES A TOTAL OF 31 PAGES

           (Sequential numbering appears in lower right hand corner)

                                     INDEX
                           VALLICORP HOLDINGS, INC.

PART I - FINANCIAL INFORMATION                                             Page
- - ------------------------------                                             ----
Item 1.  Financial Statements

               Unaudited Consolidated Balance Sheets-
               March 31, 1996 and December 31, 1995.......................... 3

               Unaudited Consolidated Statements of Income -
               Three Months Ended March 31, 1996 and 1995.................... 4

               Unaudited Consolidated Statements of Cash Flows -
               Three Months Ended March 31, 1996 and 1995.................... 5

               Notes to Unaudited Consolidated Financial Statements.......... 6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.......................................... 12

PART II - OTHER INFORMATION
- - ---------------------------

Item 6.  Exhibits and Reports on Form 8-K................................... 30

SIGNATURES.................................................................. 31
- - ----------

                           VALLICORP HOLDINGS, INC.
                     UNAUDITED CONSOLIDATED BALANCE SHEETS
                         (IN THOUSANDS, EXCEPT SHARES)

                                                              MARCH 31,     DECEMBER 31,
                                                                1996           1995
                                                           ---------------------------
                                                                            (RESTATED)
ASSETS
   Cash and due from banks                                  $   76,783     $  103,004
   Federal funds sold                                          100,000         57,770
                                                            ----------     ----------
         Cash and cash equivalents                             176,783        160,774

   Loans held for sale                                           4,915          5,158
   Securities:
    Available for sale                                         200,438        249,586
    Held to maturity (market value $23,464
      in 1996 and $66,075 in 1995)                              23,142         65,646
                                                             ---------      ---------
         Total securities                                      223,580        315,232

   Loans                                                       836,189        865,749
   Allowance for loan losses                                   (12,769)       (14,986)
                                                             ---------      ---------
         Net loans                                             823,420        850,763

   Accrued interest receivable                                  10,240         11,201
   Premises and equipment, net                                  26,467         25,919
   Other assets                                                 18,640         17,744
                                                             ---------      ---------
         Total assets                                       $1,284,045     $1,386,791
                                                             =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
   Deposits:
      Noninterest-bearing transaction accounts              $  264,628     $  300,746
      Interest-bearing transaction and
        savings accounts                                       520,124        526,274
      Certificates of deposit, $100,000 and over               125,906        136,284
      Other time deposits                                      216,007        258,082
                                                             ---------      ---------
         Total deposits                                      1,126,665      1,221,386

   Other liabilities                                             1,273          6,942
   Federal funds purchased and repurchase agreements             8,674         10,410
   Debt financing                                               20,909         20,932
                                                             ---------      ---------
         Total liabilities                                   1,157,521      1,259,670

STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value; authorized 5,000,000
    shares, none issued                                              -              -
   Common stock, $.01 par value; authorized 20,000,000
    shares, issued and outstanding 13,309,353 shares in
    1996 and 13,266,087 in 1995                                    133            133
   Paid-in capital                                              84,559         84,135
   Net unrealized securities losses, net of income taxes        (1,773)          (536)
   Retained earnings                                            43,605         43,389
                                                             ---------      ---------
         Total stockholders' equity                            126,524        127,121
                                                             ---------      ---------
         Total liabilities and stockholders' equity         $1,284,045     $1,386,791
                                                             =========      =========

See notes to unaudited consolidated financial statements.

                           VALLICORP HOLDINGS, INC.
                  UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                          THREE MONTHS ENDED
                                                               MARCH 31,

                                                          1996            1995
                                                          --------------------
                                                                     (RESTATED)
INTEREST INCOME
   Loans, including fees                                $20,475        $21,812
   Securities                                             3,575          4,183
   Federal funds sold and other                           1,217            456
                                                         ------         ------
       Total interest income                             25,267         26,451

INTEREST EXPENSE
   Deposits                                               7,551          7,651
   Debt financing                                           333            431
   Other                                                    125             52
                                                         ------         ------
       Total interest expense                             8,009          8,134
                                                         ------         ------
NET INTEREST INCOME                                      17,258         18,317

PROVISION FOR LOAN LOSSES                                 1,925            678
                                                        -------        -------
       Net interest income after provision
        for loan losses                                  15,333         17,639

OTHER INCOME
   Service charges on deposits                            1,780          1,820
   Other service charges and fees                           648            419
   Mortgage Banking                                         295            281
   Gain (loss) on sale of securities                         11            (71)
   Other                                                    447            475
                                                          -----          -----
       Total other income                                 3,181          2,924

OTHER EXPENSE
   Salaries and employee benefits                         6,390          6,679
   Occupancy                                              1,574          1,387
   Equipment and maintenance                              1,199          1,062
   Merger costs                                           4,576              -
   Other                                                  4,382          4,540
                                                         ------         ------
       Total other expenses                              18,121         13,668

INCOME BEFORE INCOME TAXES                                  393          6,895
Income taxes                                                177          2,769
                                                         ------         ------
       NET INCOME                                       $   216        $ 4,126
                                                        =======        =======

EARNINGS PER SHARE
   Primary                                               $ 0.02         $ 0.31
                                                         ======          =====

   Fully Diluted                                         $ 0.02         $ 0.31
                                                         ======          =====

DIVIDENDS PER SHARE PAID BY VALLICORP                    $ 0.10         $ 0.09
                                                          =====          =====

See notes to unaudited consolidated financial statements.

                           VALLICORP HOLDINGS, INC.
                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                                                                                   THREE MONTHS ENDED
                                                                                                        MARCH 31,
                                                                                                 1996               1995
                                                                                                 -----------------------
                                                                                                                  (RESTATED)
OPERATING ACTIVITIES
 Net income                                                                                      $  216            $ 4 ,126
 Adjustments to reconcile net income
 to net cash provided by operating activities:
    Provision for loan losses                                                                     1,925                 678
    Provision for losses on other real estate owned                                                 275                 125
    Depreciation and amortization                                                                 1,680               1,447
    Deferred income tax benefit                                                                       -                 (16)
    Originations of loans held for sale, net of principal collected                             (18,506)             (6,541)
    Proceeds from loan sales                                                                     18,987               6,638
    Gain on sale of loans                                                                          (238)                (65)
    Gain (loss) on sale of securities                                                               (11)                 79
    Gain (loss) on sale of other real estate owned                                                  (48)                 26
    Decrease in accrued interest receivable                                                         497                 903
    Increase in other assets                                                                     (4,761)             (3,914)
    (Decrease) in other liabilities                                                              (2,850)             (1,310)
                                                                                                 ------              ------
        Net cash (used in) provided by operating activities                                      (2,834)              2,176

INVESTING ACTIVITIES
 Proceeds from sales of available for sale securities                                                 -               6,594
 Proceeds from maturities of available for sale securities                                       60,745               7,052
 Purchases of available for sale securities                                                     (12,999)            (32,038)
 Proceeds from maturities of held to maturity securities                                         40,507               2,871
 Net decrease in loans excluding loan participations and loans held for sale                     23,333              17,197
 Sales of loan participations                                                                     6,085                 546
 Purchases of premises and equipment                                                             (1,995)             (1,198)
 Proceeds from premises and equipment disposals                                                     413                 315
 Proceeds from sale of other real estate owned                                                      696                 726
                                                                                                 ------              ------
        Net cash provided by investing activities                                               116,785               2,065

FINANCING ACTIVITIES
 (Decrease) increase in deposits                                                                (94,721)              8,209
 Decrease in federal funds purchased and repurchase agreements                                   (1,736)             (5,500)
 Principal payments on debt financing                                                                (2)                 (2)
 Common stock issued under Dividend Reinvestment
    Stock Purchase Plan                                                                             117                   -
 Cash paid for fractional shares in connection with mergers                                          (4)                  -
 Stock options exercised                                                                            290                 222
 Cash dividends                                                                                  (1,886)               (913)
                                                                                                -------              ------
    Net cash (used in) provided by financing activities                                         (97,942)              2,016
                                                                                                -------              ------
 Increase in cash and cash equivalents                                                           16,009               6,257
 Cash and cash equivalents at beginning of period                                               160,774             106,968
                                                                                                -------             -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                     $176,783            $113,225
                                                                                                =======             =======
- - ---------------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL CASH FLOWS INFORMATION
 Interest paid                                                                                  $ 8,700              $8,042
 Income taxes paid                                                                               13,222               1,978
 Transfer of loans to other real estate                                                           2,671                 610
 Transfer of securities from held to maturity to available
    for sale in connection with merger                                                              980                   -
 Conversion of subordinated notes into common stock                                                  21                  21
 Financing sale of premises and other real estate                                                   345                 312
- - ---------------------------------------------------------------------------------------------------------------------------

See notes to unaudited consolidated financial statements.

                           VALLICORP HOLDINGS, INC.
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - ACCOUNTING POLICIES

BASIS OF PRESENTATION: The accompanying consolidated financial statements include the effect of the first quarter 1996 acquisitions of El Capitan Bancshares, Inc. (El Capitan) and CoBank Financial Corporation (CoBank) which were accounted for as poolings-of-interests. These financial statements include the accounts of ValliCorp Holdings, Inc. (ValliCorp) and its subsidiary, ValliWide Bank , hereinafter referred to as the "Company". Accordingly, the financial information included in the consolidated financial statements and notes thereto, present the combined results of operations of ValliCorp, El Capitan and CoBank as if the merger had been in effect for all periods presented. All significant intercompany balances and transactions have been eliminated in consolidation.

These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles on a basis consistent with the accounting policies reflected in the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. They do not, however, include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Refer to the Form 10-K for the year ended December 31, 1995 for additional information and the complete financial statements. In the opinion of management, the unaudited interim consolidated financial statements reflect all adjustments (all of which are of a normal, recurring nature) necessary for a fair statement of the results for the interim periods presented. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for any other interim period or for the year as a whole.

RECLASSIFICATIONS: Certain reclassifications have been made to prior year balances to conform to current year presentation.

ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS: The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which was adopted by the Company effective January 1, 1996. SFAS No. 121 establishes standards for accounting for the impairment of long-lived assets, certain identifiable intangibles and goodwill. It does not apply to financial instruments, long-term customer relationships of a financial institution (e.g., core deposit intangibles), mortgage and other servicing rights, or deferred tax assets. The effect of adoption of this standard is not material.

MORTGAGE SERVICING RIGHTS: The FASB issued SFAS No. 122, "Accounting for Mortgage Servicing Rights," which was adopted by the Company effective January 1, 1996. SFAS No. 122 requires that the Company recognize as separate assets rights to service mortgage loans for others, whether those servicing rights are originated or purchased. Previously, only purchased servicing rights were capitalizable as an asset whereas internally originated rights were expensed. SFAS No. 122 also requires that capitalized servicing rights be assessed for impairment based on fair value, rather than an estimate of undiscounted future cash flows. The effect of adoption of this standard is not material.

                           VALLICORP HOLDINGS, INC.
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - ACCOUNTING POLICIES - CONTINUED

ACCOUNTING FOR STOCK-BASED COMPENSATION: The FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." The new standard defines a fair value method of accounting for stock options and other equity instruments, such as stock purchase plans. Under this method, compensation cost is measured based on the fair value of the stock award when granted and is recognized as an expense over the service period, which is usually the vesting period. This standard is effective for the Company beginning in 1996, and requires measurement of awards made beginning in 1995.

The new standard permits companies to continue to account for equity transactions with employees under existing accounting rules, but requires disclosure in a note to the financial statements of the pro forma net income and earnings per share as if the company had applied the new method of accounting. The Company will follow these disclosure requirements for its employee stock plans. As a result, adoption of the new standard did not impact reported earnings or earnings per share, and has no effect on the Company's cash flows.


NOTE B - MERGERS AND ACQUISITIONS

COMPLETED TRANSACTIONS

EL CAPITAN BANCSHARES, INC.: On February 2, 1996, El Capitan Bancshares, Inc. together with its wholly-owned subsidiary, El Capitan National Bank, were merged with and into ValliCorp Holdings, Inc. and its wholly-owned subsidiary, ValliWide Bank, respectively. Pursuant to the amended Agreement and Plan of Reorganization each outstanding share of El Capitan common stock was exchanged for 2.3286 shares of ValliCorp's common stock resulting in approximately 2 million shares being issued. At the date of the merger, El Capitan had unaudited total assets of $128 million, including $63 million in loans and $48 million in investment securities, and total unaudited liabilities of $113 million, including $112 million in deposits. The merger was accounted for as a pooling-of-interests.

COBANK FINANCIAL CORPORATION: On March 22, 1996, CoBank Financial Corporation, together with its wholly-owned subsidiary, Commerce Bank of San Luis Obispo, N.A., were merged with and into ValliCorp Holdings, Inc. and its wholly-owned subsidiary, ValliWide Bank, respectively. Pursuant to the amended Agreement and Plan of Reorganization each outstanding share of CoBank common stock was exchanged for 1.1875 shares of ValliCorp's common stock resulting in approximately 1 million shares being issued. At the date of the merger, CoBank had unaudited total assets of $97 million, including $64 million in loans and $24 million in investment securities, and total unaudited deposits of $87 million. The merger was accounted for as a pooling-of-interests.

                           VALLICORP HOLDINGS, INC.
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents net interest income, net income and earnings per share for ValliCorp, El Capitan and CoBank and on a combined basis.

                                                    YEAR ENDED
                                                   DECEMBER 31,
                                               --------------------
                                                1995          1994
                                               --------------------
                                     (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
NET INTEREST INCOME:
 ValliCorp                                    $59,364       $54,422
 El Capitan                                     6,849         7,503
 CoBank                                         6,096         5,158
                                               ------        ------
   Combined                                   $72,309       $67,083
                                              =======       =======

NET INCOME:
 ValliCorp                                    $10,247       $ 7,794
 El Capitan                                     1,044         1,882
 CoBank                                           510           775
                                               ------        ------
   Combined                                   $11,801       $10,451
                                              =======       =======

FULLY-DILUTED EARNINGS PER SHARE:
 ValliCorp                                    $  0.98       $  0.75
 El Capitan                                      1.22          2.21
 CoBank                                          0.60          0.97
   Combined                                      0.87          0.78


PENDING TRANSACTION

AUBURN BANCORP: ValliCorp and Auburn Bancorp, Inc. ("Auburn") have entered into an Agreement and Plan of Reorganization (the "Auburn Agreement") dated March 27, 1996, whereby ValliCorp has agreed to acquire the outstanding shares of Auburn in a merger. Auburn, as of March 31, 1996, has three branches with total loans, deposits and equity of approximately $55,000,000, $67,000,000 and $7,000,000, respectively. Under the terms of the Auburn Agreement, Auburn shareholders will receive 0.8209 shares of ValliCorp common stock for each share of Auburn common stock. The Company expects to issue approximately 900,000 shares of ValliCorp common stock at the completion of the merger with Auburn. The Auburn Agreement calls for the merger of Auburn with and into ValliCorp, and the merger of Auburn's subsidiary, Bank of Commerce, National Association, into ValliCorp's subsidiary, ValliWide Bank. The Company anticipates that the merger will be consummated in the third quarter 1996 and accounted for using the purchase method. Completion of the merger is subject to, among other things, the approval of Auburn's shareholders and regulatory authorities.

                           VALLICORP HOLDINGS, INC.
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE C - SECURITIES

The amortized cost and approximate fair value of available for sale securities are as follows:

                                           MARCH 31, 1996    DECEMBER 31, 1995
                                           --------------    -----------------
                                         AMORTIZED    FAIR   AMORTIZED    FAIR
                                           COST       VALUE    COST       VALUE
                                         ---------    -----  ---------    -----
                                                       (IN THOUSANDS)
U.S. Treasury securities                  $51,368   $51,112   $55,507   $55,418
U.S. Government agencies                   74,554    72,431   121,190   120,491
U.S. Government agency mortgage-
 backed securities                         53,709    52,127    50,681    49,545
State and political subdivisions           16,146    16,998    15,503    16,496
Corporate and other securities              7,771     7,770     7,521     7,636
                                           ------    ------    ------    ------
                                         $203,548  $200,438  $250,402  $249,586
                                          =======   =======   =======   =======

The amortized cost and approximate fair value of held to maturity securities are as follows:

                                           MARCH 31, 1996    DECEMBER 31, 1995
                                           --------------    -----------------
                                         AMORTIZED    FAIR   AMORTIZED    FAIR
                                           COST       VALUE    COST       VALUE
                                         ---------    -----   -------     -----
                                                       (IN THOUSANDS)
U.S. Treasury securities                  $   998   $   986   $   982   $   996
U.S. Government agencies                    2,603     2,587    42,579    42,535
U.S. Government agency mortgage-
  backed securities                         8,061     7,948     8,258     8,222
State and political subdivisions           11,480    11,943    13,827    14,322
                                           ------    ------    ------    ------
                                          $23,142   $23,464   $65,646   $66,075
                                           ======    ======    ======    ======

In connection with the CoBank merger, the Company transferred approximately $980,000 of securities from the held to maturity portfolio to the available for sale portfolio. This transfer was made in compliance with generally accepted accounting principles, to maintain the Company's existing interest rate risk position and credit risk policy.

                           VALLICORP HOLDINGS, INC.
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE D - LOANS

Loans consist of the following as of the indicated dates:


                                           MARCH 31,    DECEMBER 31,
                                             1996          1995
                                           -------        -------
                                               (IN THOUSANDS)
Commercial                                $436,996       $443,660
Real estate - construction                  79,919         74,720
Real estate - mortgage                     117,875        136,278
Installment                                196,418        205,869
Other                                        4,981          5,222
                                           -------        -------
                                           836,189        865,749
Allowance for loan losses                  (12,769)       (14,986)
                                           -------        -------
     Net loans                            $823,420       $850,763
                                           =======        =======

At March 31, 1996, the Company's recorded investment in loans for which an impairment has been recognized totaled $8,225,000. Included in this amount is $3,712,000 of impaired loans for which the related SFAS No. 114 allowance is $1,898,000. The balance of the allowance for loan losses in excess of these specific reserves is available to absorb losses from all loans, although allocations have been made for certain loans and loan categories as part of management's quarterly analysis of the allowance. The average recorded investment in impaired loans was $10,484,000 for the first three months of 1996. The Company uses the cash basis method of income recognition for impaired loans. For the quarter ended March 31, 1996, the Company did not recognize any interest income on such loans.


Changes in the allowance for loan losses are as follows:

                                            THREE MONTHS ENDED    YEAR ENDED
                                                 MARCH 31,        DECEMBER 31,
                                            1996         1995        1995
                                           -------     --------   -----------
                                                     (IN THOUSANDS)
Balance at beginning of period             $14,986      $14,130      $14,130
Provision for loan losses                    1,925          678        9,633
Charge-offs                                 (4,643)        (381)      (9,448)
Recoveries                                     501          243          671
                                            ------       ------       ------
Balance at end of period                   $12,769      $14,670      $14,986
                                            ======       ======       ======

                           VALLICORP HOLDINGS, INC.
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE E - ALLOWANCE FOR LOSSES ON OTHER REAL ESTATE OWNED

Changes in the allowance for losses on other real estate owned (OREO) are as follows:

                                            THREE MONTHS ENDED    YEAR ENDED
                                                 MARCH 31,        DECEMBER 31,
                                             1996        1995        1995
                                           --------    --------    ---------
                                                    (IN THOUSANDS)
Balance at beginning-of-period               $ 496         $250        $ 250

Net charge-offs                               (630)        (142)        (689)
Provision for losses on other
   real estate owned                           275          146          935
                                             -----         ----         ----
Balance at end-of-period                     $ 141        $ 254        $ 496
                                              ====        =====         ====

NOTE F - EARNINGS PER SHARE

The weighted average shares outstanding for the respective periods are approximately:

                                          THREE MONTHS ENDED
                                              MARCH 31,
                                          ------------------
                                          1996          1995
                                          ----          ----
                                            (IN THOUSANDS)

  Primary                                 13,452       13,472
  Fully-diluted                           13,463       13,521

In April 1996, the Board of Directors approved a regular quarterly cash dividend per share of $0.10, payable on May 28, 1996 to stockholders of record on May 10, 1996.


NOTE G - MERGER COSTS

Merger costs totaling $4,576,000 ($2,767,000 net of tax) were recorded in 1996. Such costs were recorded in connection with the El Capitan and CoBank mergers. Such costs related primarily to separation and benefit costs, professional, legal and investment banking fees, facilities termination fees and other merger related costs. Noncash expenses included in merger costs were not material.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



OVERVIEW

The Company's strategy is to provide high quality, community tailored financial services to businesses and consumers located in Central California. The Company is continually seeking to increase its market share through the opening of new branches in the communities it serves and through acquisitions of other financial institutions and/or branches within its target market.

In the first quarter of 1996, the Company completed two acquisitions within its target market, El Capitan Bancshares, Inc. (El Capitan) and CoBank Financial Corporation (CoBank). El Capitan, located in Sonora, California, was an eight branch bank holding company with assets of $128 million at the date of the merger. CoBank, located in San Luis Obispo, California and serving the central coast of California, was a four branch bank holding company with assets of $97 million at the date of the merger. Following these mergers, the Company will cover a substantial portion of Central California through its franchise of 54 full-service banking offices.

The El Capitan and CoBank mergers were accounted for as poolings-of-interests and, accordingly, the financial information included in the remainder of this management's discussion and analysis of the consolidated financial condition and results of operations presents the combined results of operations of ValliCorp, El Capitan and CoBank as if the merger had been in effect for all periods presented.

The Company achieved consolidated net income before merger costs for the three months ended March 31, 1996 of $3 million , or $0.22 per share on a fully-diluted basis, compared to $4.1 million, or $0.31 per share, for the same quarter in 1995. Including the merger related charge of $4.6 million ($2.8 million after tax), the Company achieved net income of $216,000, or $0.02 per share, for the first quarter of 1996. The first quarter of 1996 was significantly impacted by an increased provision for loan losses as compared to the corresponding period of the prior year (refer to "Nonperforming Assets"). Dividends per share increased by 11% to $0.10 as compared to $0.09 per share in the first quarter of 1995.

At March 31, 1996, the Company's total risk-based capital and leverage ratios were 14.16% and 9.75% compared to 13.40% and 8.76% at December 31, 1995, respectively, all of which were in excess of applicable minimum regulatory guidelines.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



OVERVIEW - CONTINUED

Nonperforming assets were $15,247,000 at March 31, 1996 (1.19% of total assets) compared to $20,249,000 at December 31, 1995 (1.46% of total assets). The allowance for loan losses as a percentage of total loans was 1.53% at March 31, 1996 compared to 1.73% at December 31, 1995. The coverage ratio (allowance for loan losses divided by nonperforming loans) was 119%.

RESULTS OF OPERATIONS

Net income for the three months ended March 31, 1996 was impacted by merger charges totaling $4.6 million ($2.8 million after tax, $0.20 per share) relating to the El Capitan and CoBank mergers. Excluding the merger charges, net income for the three months ended March 31, 1996 decreased by $1.1 million, or 27% as compared to the same period in 1995. This decrease is primarily due to the higher provision for loan losses of $1.9 million at March 31, 1996 as compared to $678,000 at March 31, 1995. The increased provision is due to a significant increase in net charge offs in the first quarter of 1996 related to previously identified problem loans (refer to "Allowance for Loan Losses").

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following table presents the distribution of average assets, liabilities and stockholders' equity as well as the total dollar amount of interest income from average interest-earning assets and resultant yields, and the dollar amounts of interest expense and average interest-bearing liabilities, expressed both in dollars and in rates.

                                                                     THREE MONTHS ENDED MARCH 31,

                                                               1996                                 1995
                                                 -------------------------------------------------------------------

                                                 AVERAGE      YIELD/                 AVERAGE       YIELD/
                                                 BALANCE       RATE     INTEREST     BALANCE        RATE    INTEREST
                                                 -------------------------------------------------------------------
ASSETS:                                                                  (DOLLARS IN THOUSANDS)
Interest-earning assets:
     Loans/(1) (3)/                              $ 825,395     9.98%    $20,475      $857,357      10.32%    $21,812
     Securities/(2)/                               248,333     5.79       3,575       297,647       5.70       4,183
     Federal funds sold and other                   87,024     5.62       1,217        30,470       6.02         456
                                                   -------     ----     -------      --------      -----      ------
          Total interest-earning assets          1,160,752     8.75      25,267     1,185,474       9.05      26,451

Allowance for loan losses                          (14,735)                           (14,464)
Noninterest-bearing assets:
     Cash and due from banks                        85,703                             86,668
     Premises and equipment, net                    26,505                             25,011
     Accrued interest receivable                    10,008                              9,704
     Other assets                                   32,428                             29,416
                                                   -------                            -------
          Total average assets                  $1,300,661                         $1,321,809
                                                 =========                          =========


LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing liabilities:
     Transaction accounts                        $ 349,883     2.07%    $ 1,803      $404,466       2.39%    $ 2,381
     Savings accounts                              170,231     2.62       1,107       122,928       2.21         671
     Certificates of deposit                       349,626     5.34       4,641       371,215       5.02       4,599
     Debt financing                                 20,909     6.41         333        26,100       6.70         431
     Short-term borrowings                           9,875     5.09         125         4,112       5.33          52
                                                   -------     ----     -------       -------       ----      ------
          Total interest-bearing liabilities       900,524     3.58       8,009       928,821       3.55       8,134

Noninterest-bearing liabilities:
     Transaction accounts                          268,413                            268,784
     Other liabilities                               3,634                              4,861
                                                   -------                             ------
          Total liabilities                      1,172,571                          1,202,466

Total stockholders' equity                         128,090                            119,343
                                                 ---------                            -------

          Total average liabilities and
          stockholders' equity                  $1,300,661                         $1,321,809
                                                 =========                          =========

NET INTEREST INCOME                                                     $17,258                              $18,317
                                                                         ======                               ======

Interest income as a percentage
     of average earning assets                                 8.75%                                9.05%
Interest expense as a percentage
     of average earning assets                                (2.78)                               (2.78)
                                                              -----                                -----
NET INTEREST MARGIN                                            5.97%                                6.27%
                                                              =====                                =====

/(1)/ Amount includes loans held for sale, but excludes nonaccrual loans.
/(2)/ Applicable nontaxable securities yields have not been presented on a taxable-equivalent basis as the effect on net interest margin is not significant. Tax equivalent yields on investment securities were 6.21% and 6.09% at March 31, 1996 and 1995, respectively.
/(3)/ Interest income includes the amortization of net origination fees of $145,000 and $473,000 for the period ended March 31, 1996 and 1995, respectively.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NET INTEREST INCOME

The Company's primary source of revenue is net interest income, which is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. The Company's net interest margin is influenced by competitive forces within its market area, the mix of its earning assets and deposit base, interest reversals related to loans placed on nonaccrual status and the changing interest rate environment. Net interest income before provision for loan losses decreased $1,059,000 (6%) for the three months ended March 31, 1996 compared to the corresponding period in 1995. As summarized in the net interest income variance analysis on the following page, this decline was comprised of a decrease in total interest income of $1,184,000 (4%) which was offset by a decrease in total interest expense of $125,000 (2%). The Company's net interest margin (based on average earning assets) for the three months ended March 31, 1996 decreased 30 basis points to 5.97% as compared to March 31, 1995. The reduction in the net interest margin is primarily attributable to a decline in interest rates and a change in the interest-earning asset mix, such that the loan portfolio represents a declining portion of the mix at March 31, 1996 as compared to the same period in 1995. This results in a lower yield on earning assets.


Interest-earning Asset Mix:
(Percentage of average interest-earning assets)

                                THREE MONTHS ENDED
                                ------------------
                                     MARCH 31,         YEAR ENDED DECEMBER 31,
                                     ---------         -----------------------
                                  1996     1995        1995    1994    1993
                                  ----     ----        ----    ----    ----
Loans                               71%      72%         72%     68%    71%
Securities                          21       25          23      30     25
Federal Funds sold and other         8        3           5       2      4
                                   ---      ---         ---     ---    ---
Total earning assets               100%     100%        100%    100%   100%
                                   ===      ===         ===     ===    ===

The Company's net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as a "volume change." It is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing deposits and other borrowed funds, referred to as a "rate change." The following table sets forth changes in interest income and interest expense for each major category of interest-earning asset and interest-bearing liability, and the amount of change attributable to volume and rate changes for the years indicated. The changes due to rate and volume have been allocated to rate and volume in proportion to the relationship between their absolute dollar amounts. The effects of tax-equivalent yields have not been considered because they are not significant.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                                                 THREE MONTHS ENDED MARCH 31,
                                                                     1996 COMPARED TO 1995
                                                            -----------------------------------------
                                                            TOTAL              RATE            VOLUME
                                                            -----              ----            ------
                                                                          (IN THOUSANDS)
NET INTEREST INCOME VARIANCE ANALYSIS:
Increase (decrease) in interest income:
   Loans                                                  $(1,337)            $(628)            $(709)
   Securities                                                (608)               68              (676)
   Federal funds sold                                         761               (35)              796
                                                            -----             -----             -----
       Total                                               (1,184)             (595)             (589)

Increase (decrease) in interest expense:
   Interest-bearing transaction accounts                     (578)             (286)             (292)
   Savings accounts                                           436               140               296
   Certificates of deposit                                     42               298              (256)
   Debt financing                                             (98)              (18)              (80)
   Short-term borrowings                                       73                 -                73
                                                            -----              ----             -----
       Total                                                 (125)              134              (259)
                                                             ----              ----              ----

Decrease in net interest income                           $(1,059)            $(729)            $(330)
                                                           ======              ====              ====

The decrease in total interest income of $1,184,000 is comprised of a $589,000 volume decrease associated with the $24,722,000 decrease in average earning assets for the three months ended March 31, 1996 compared to the same period in 1995 and a $595,000 rate decrease associated with a decrease in the total yield on interest-earning assets to 8.75% for the three months ended March 31, 1996 from 9.05% for the same period in 1995. The slight decrease in total interest expense of $125,000 at March 31, 1996 is comprised of a volume decrease of $259,000 related to the $28,297,000 decrease in average interest-bearing liabilities for the three months ended March 31, 1996 compared to the same period of 1995 and a $134,000 rate increase associated with an increase in the cost of funds to 3.58% for the three months ended March 31, 1996 from 3.55% for the same period in 1995.

The average balance of securities decreased from $297,647,000 for the three months ended March 31, 1995 to $248,333,000 for the three months ended March 31, 1996. This $49,314,000 decrease is primarily due to the maturity of securities held for investment, as well as the sale of certain available for sale securities for asset/liability management purposes.

Average loans decreased $31,962,000 to $825,395,000 for the three months ended March 31, 1996. The decrease in the yield on loans from 10.32% for the three months ended March 31, 1995 to 9.98% for the same period of 1996 reflects the impact of declining interest rates in the first quarter of 1996 and increased competition on loan pricing.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Average deposits decreased $28,869,000 to $869,740,000 for the three months ended March 31, 1996 due primarily to a planned reduction in high cost time deposits. The interest rate paid on average deposits rose to 3.50% for the three months ended March 31, 1996 compared to 3.45% for the same period of 1995.

A changing interest rate environment can have a significant impact on the Company's net interest margin as measured against average earning assets and its interest rate spread. Management continually monitors its net interest margin by repricing its loan and deposit products after giving effect to such factors as competition in the market place and expected maturities in the loan, investment securities and deposit portfolios.

OTHER INCOME

Service charge income on deposits decreased slightly from last year primarily due to a decrease in certain deposit accounts on which service charge income is earned. Other service charges and fees increased principally due to revenues generated from merchant services. The increase in mortgage banking revenue compared to the same period of 1995 was due to an increase in refinancing activity resulting from a more favorable interest-rate environment.

OTHER EXPENSE

The following table summarizes changes in other expense for the three months ended March 31, 1996 as compared to the corresponding period in 1995:

                                                     MARCH 31,           CHANGE 1996 VS. 1995
                                                 ----------------        --------------------
                                                 1996       1995         AMOUNT       PERCENT
                                                 ----       ----         ------       -------
                                                               (IN THOUSANDS)
Salaries and employee benefits                 $ 6,390    $ 6,679          $(289)         (4)%
Occupancy                                        1,574      1,477             97           7
Equipment and maintenance                        1,199      1,106             93           8
Professional and legal fees                        606        393            213          54
Amortization of intangible assets                  390        435            (45)        (10)
FDIC assessments                                    27        636           (609)        (96)
Marketing                                          254        281            (27)        (10)
Stationary and supplies                            250        360           (110)        (31)
Telephone                                          271        257             14           5
Data processing                                    533        153            380         248
Merchant credit card                               303        117            186         159
OREO expense                                       313        227             86          38
Miscellaneous                                    1,435      1,547           (112)         (7)
                                                ------     ------          -----         ---
 Total other expenses before merger costs       13,545     13,668           (123)         (1)
Merger costs                                     4,576          -          4,576           -
                                                ------     ------          -----         ---
  Total other expenses                         $18,121    $13,668         $4,453          33%
                                                ======     ======          =====         ===

Other expense totaled $18,121,000 in 1996, up $4,453,000, or 33%, compared to the same period in 1995. Excluding, for comparative purposes, merger costs totaling $4,576,000 in 1996, other expense in 1996 decreased $123,000, or 1% compared to 1995. This decrease resulted primarily from decreases in salaries and employee benefits and FDIC assessments, offset by an increase in professional and legal fees and data processing expenses.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OTHER EXPENSE - CONTINUED

The decrease in salaries and employee benefits of $289,000 (4%) is primarily attributable to a reduction in FTE's related to the two recently completed acquisitions and outsourcing of data processing functions. Effective June 1, 1995, the FDIC reduced premiums resulting in a decrease of $609,000 (96%) in assessments for 1996. Professional and legal fees increased by $213,000 (54%) principally related to outside legal collection services on nonperforming loans. Data processing expenses increased $380,000 (248%) primarily related to outsourcing part of the Company's data processing functions which was offset by reduced personnel costs and related expenses.

Merger costs totaling $4.6 million ($2.8 million after taxes or $0.20 per share) were recorded in 1996 in connection with the El Capitan and CoBank mergers. Such costs relate primarily to separation and benefit costs, professional, legal and investment banking fees, facilities termination costs and other related merger costs. Noncash expenses included in merger costs were not material.

The Company believes, as a result of the El Capitan and CoBank mergers, anticipated cost savings of approximately $2.5 million is projected to be achieved in future periods through consolidation of operations and elimination of duplicate services. The timing and extent to which any additional operating cost savings will be achieved depends on, among other things, the regulatory environment and economic conditions and may be affected by unanticipated changes in business activities, inflation and operating costs. Therefore, there can be no assurance that any additional operating cost savings will be realized in full or in part.

The efficiency ratio excluding merger charges, for the three months ended March 31, 1996 and 1995 was 66.27% and 64.35%, respectively. The increase in the Company's efficiency ratio reflects in large part, on the reduction in the net interest margin (refer to "Net Interest Income"). Other expenses for the first quarter 1996 do not include the full impact of cost savings projected to be realized during the remainder of the year as a result of the consolidation of operations related to the two recently completed acquisitions are achieved.

BALANCE SHEET ANALYSIS

For the three months ended March 31, 1996, when compared to December 31, 1995 the Company's total loans, assets and deposits decreased by $29,560,000 (3%), $101,058,000 (7%), and $94,721,000 (8%), respectively. Assets and deposits decreased primarily from a planned reduction in high cost certificates of deposits, as well as seasonal and merger-related decreases in deposits.

SECURITIES PORTFOLIO

Securities available for sale totaled $200,438,000 at March 31, 1996 compared to $249,586,000 at December 31, 1995. Sales and maturities of U.S. Government agency securities accounted for the majority of the decrease. Additionally, the available for sale securities portfolio had net unrealized losses of approximately 1.55% of the portfolio compared to approximately 0.33% at December 31, 1995, principally due to the rising interest-rate environment.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Securities held to maturity totaled $23,142,000 at March 31, 1996, compared with $65,646,000 at December 31, 1995. Maturities of U.S. Government agency securities accounted for the majority of the decrease.

LOAN PORTFOLIO

The Company concentrates its lending activities in four principal areas: commercial; real estate-construction; real estate-mortgage; and installment loans. Interest rates charged for loans made by the Company vary with the degree of risk, the size and maturity of the loan, the borrowers' depository relationships with the Company, and prevailing market rates.

The following table sets forth the amount of loans outstanding by type of credit extension as of the periods indicated.

                                    MARCH 31, 1996       DECEMBER 31, 1995
                                   ----------------      -----------------
                                   DOLLAR   PERCENT      DOLLAR    PERCENT
                                   AMOUNT   OF LOANS     AMOUNT    OF LOANS
                                   ------   --------     ------    --------
LOAN CATEGORIES:                                 (In thousands)
Commercial                        $436,996        52%    $443,660        51%
Real estate - construction          79,919        10       74,720         8
Real estate - mortgage             117,875        14      136,278        16
Installment                        196,418        23      205,869        24
Other                                4,981         1        5,222         1
                                  --------       ---     --------       ---
   Total loans                     836,189       100%     865,749       100%
Less allowance for loan losses     (12,769)               (14,986)
                                  --------               --------
   Net loans                      $823,420               $850,763
                                  ========               ========

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

There were no concentrations of loans exceeding 10% of total loans which were not otherwise disclosed as a category of loans in the above table. Unsecured loans do not comprise a significant portion of the loan portfolio.

The Company has collateral management policies in place ensuring that collateral lending of all types is on a basis which the Company believes is consistent with regulatory lending standards. Valuation analyses are utilized to take into consideration the potentially adverse economic conditions under which liquidation of collateral could occur. It is generally the Company's policy to fully collateralize all loans with loan-to-value ratios determined on an individual loan basis taking into account the financial stability of each borrower and the value and type of collateral. In addition to real estate, other collateral accepted as security against loans includes deposits, securities, accounts receivable, inventories, equipment and other assets.

COMMERCIAL

The Company's commercial and agribusiness loans, referred to herein as commercial loans, totaled $436,996,000 (52%) and $443,660,000 (51%) of the
Company's total loans at March 31, 1996 and December 31, 1995, respectively. Commercial loans consist primarily of short-to medium-term financing for small- to medium-sized businesses and professionals located in Central California (California's Heartland). Commercial loans are diversified as to industries and types of businesses, with no material industry concentrations and a profile which the Company believes generally reflects the economy of California's Heartland. Approximately 47% of total loans at March 31, 1996 are commercial loans which are unsecured or secured by various assets, including equipment, receivables, deposits and other assets. The primary source of loan repayment is the cash flow from the commercial businesses, while the collateral represents a secondary source of repayment. Loan-to-value ratios generally range from approximately 40% to 80%, depending on the nature of the collateral. Approximately 5% of total loans at March 31, 1996 are commercial loans secured by real estate, but since commercial loans are typically repaid through cash flows from the borrower's business, they are not classified by the Company as real estate-mortgage loans. For agricultural businesses, loan-to-value ratios generally range from 50% to 60%, for agricultural development loans, and up to 70% for other purposes. For other commercial business loans secured by real estate (represent 5% of total loans at March 31, 1996), loan-to-value ratios approximate 65% to 70% or less. The Company also makes commercial loans that are guaranteed by the SBA and the Valley Small Business Corporation ranging from 85% to 90% of the balance. At March 31, 1996, the Company had outstanding 41 commercial loans in excess of $1,000,000.

REAL ESTATE - CONSTRUCTION LOANS

Real estate-construction loans are primarily for residential housing. The primary market focus is toward local developers and small residential projects located in the Company's market area. The economic viability of the project and the borrower's past development record and credit worthiness are primary considerations in the loan underwriting decision. The Company's real estate-construction loan portfolio at March 31, 1996 and December 31, 1995 totaled $79,919,000 and $74,720,000, or 10% and 8%, respectively, of total loans. At March 31, 1996, the Company had outstanding 15 real estate-construction loans in excess of $1,000,000.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



The Company's senior lending officers monitor the residential real estate-construction market on a periodic basis by reviewing internally prepared residential lot inventory activity reports and independent surveys of the residential properties market. Loan-to-value ratios generally depend on the nature of the collateral, ranging from up to 65% for land acquisition and development loans, 70% for commercial projects, and 80% for single-family individual-borrower construction loans.

REAL ESTATE - MORTGAGE LOANS

As of March 31, 1996 and December 31, 1995, the Company's real estate-mortgage loans totaled $117,875,000 and $136,278,000, or 14% and 16%, respectively of its total loans. These loans are collateralized by properties located primarily in Central California. Nonresidential loans (representing 8% of total loans at March 31, 1996) are primarily "mini-perm" (medium-term) commercial real estate mortgages, with maturities generally ranging from five to seven years. Such loans generally range in size from $250,000 to $1,250,000. Residential mortgage loans totaled approximately $47,636,113 at March 31, 1996, or 6% of total loans. At March 31,1996, the Company had 12 outstanding real estate-mortgage loans in excess of $1,000,000.

Real estate-mortgage and construction lending contain potential risks which are not inherent in other types of loans. These potential risks include declines in market values of underlying real property collateral and, with respect to construction lending, delays or cost overruns which could expose the Company to loss. In addition, risks in commercial real estate lending include declines in commercial real estate values, general economic conditions surrounding the commercial real estate properties, and vacancy rates. A decline in the general economic conditions or real estate values within the Company's market area could have a negative impact on the performance of the loan portfolio or value of the collateral. Because the Company lends primarily within its market area, the real property collateral for its loans is similarly concentrated, rather than diversified over a broader geographic area. The Company could therefore be adversely affected by a further decline in real estate values in the Company's target market, even if real estate values elsewhere in California generally remained stable or increased.

INSTALLMENT LOANS

At March 31, 1996 and December 31, 1995, installment loans aggregated approximately $196,418,000 and $205,869,000, or 23% and 24%, respectively of total loans. Approximately 11% and 12% of total loans at March 31, 1996 are installment loans which are secured by real estate and installment loans unsecured or secured by other collateral. Included in this loan category are home equity lines, home equity loans, automobile loans, home improvement loans and swimming pool loans. The ratio of loans to appraised values range from up to 80% for home equity lines, 85% for home equity loans, 90% for home improvement loans, and 100% for automobile loans.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CREDIT RISK MANAGEMENT AND ASSET QUALITY

Management believes that the objective of a sound credit policy is to extend quality loans on a diversified basis to customers while controlling risk affecting stockholders and depositors. The Credit Quality Committee, made up of members of the Board of Directors of ValliWide Bank, approves credit policy, and reviews asset quality and ensures compliance with credit policy. The Company maintains a loan review staff as part of its internal audit function that examines the loan portfolios for compliance with established standards. Executive management and senior credit officers also perform reviews of loan quality and monitor, on a periodic basis, the progress of watch list loans requiring an action plan for rehabilitation or refinancing. In addition, credit underwriting guidelines are periodically reviewed and adjusted to reflect current economic conditions.

The Company places a loan on nonaccrual status when one of the following events occurs: any installment of principal or interest is 90 days or more past due (unless the loan is well-secured and in the process of collection); management determines the ultimate collection of principal or interest on a loan to be unlikely; management deems it to be probable the Company will take possession of the collateral in satisfaction of the loan; or the terms of a loan have been renegotiated resulting in a decrease in the present value of contractual cash flows.

A loan is considered in the process of collection if, based on a probable specific event, management expects that the loan will be repaid or brought current. When a loan is placed on nonaccrual status, the Company's general policy is to reverse and charge against current income previously accrued but unpaid interest, unless the interest is deemed collectible. Income on such loans is subsequently recognized only to the extent that cash is received and future collection of principal is probable. Loans for which collectibility of the principal balance or interest is considered to be doubtful by management are placed on nonaccrual status prior to becoming 90 days delinquent.

Loans for which collateral has been repossessed or foreclosed upon are classified as "OREO" ("Other Assets" for personal property collateral) on the Company's financial statements. In accordance with SFAS No. 114, a loan is classified "OREO" when the Company has taken possession of the collateral regardless of whether formal foreclosure proceedings take place.

The Company values its OREO properties at the lower of the net carrying amount or fair value, less selling expenses, based on appraisals generally performed at the time the property is acquired. Management's objective is to dispose of these properties in an expeditious manner in an effort to minimize holding costs. Due to possible market fluctuations in real estate values, management can give no assurance that the values of OREO properties will ultimately be realized upon disposition.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NONPERFORMING ASSETS

The table below sets forth information about nonperforming assets and accruing loans 90 days or more past due. Management's classification of a loan as nonaccrual or restructured does not necessarily indicate the principal of the loan is uncollectible in whole or in part.

                                         MARCH 31,                  DECEMBER 31,
                                                    ----------------------------------------------
                                           1996      1995      1994      1993      1992      1991
                                          ------    ------    ------    ------    ------    ------
                                                                 (IN THOUSANDS)
Nonaccrual loans....................       $10,453   $17,480    $7,303   $6,059   $4,930   $3,259
Restructured loans..................           257       257       558       933      830      900
                                            ------   -------   -------   -------   ------   ------
Nonperforming loans.................        10,710    17,737     7,861     6,992    5,760    4,159
Other real estate owned.............         4,537     2,512     3,665     3,537    1,771    1,506
                                            ------   -------   -------   -------   ------   ------
 Total nonperforming assets.........       $15,247   $20,249   $11,526   $10,529   $7,531   $5,665
                                            ======   =======   =======   =======   ======   ======

Accruing loans 90-days past due.....        $1,415    $1,451    $3,073    $1,195     $732   $1,640
                                            ======   =======   =======   =======   ======   ======

Nonperforming loans to total loans..          1.28%     2.05%     0.89%     0.97%    1.04%    0.79%
Nonperforming assets:
 To total loans.....................          1.82%     2.34%     1.31%     1.46%    1.36%    1.07%
 To total loans and OREO............          1.81      2.33      1.30      1.45     1.36     1.07
 To total assets....................          1.19      1.47      0.87      0.87     0.88     0.70

At March 31, 1996, nonperforming assets decreased approximately 25% from December 31, 1995 to $15 million. Nonaccrual loans decreased approximately $7 million (40%) primarily due to charge-offs of approximately $3.5 million related primarily to previously identified problem loans a $2.3 million transfer to OREO, with the remainer collected or reclassified to accruing, offset by newly classified nonaccrual loans. The most significant decrease in nonaccrual loans occurred in the commercial and real estate-construction loan categories with balances at December 31, 1995 of approximately $10 million and $4.9 million decreasing to $7.4 million and $3 million at March 31, 1996, respectively. The increase in OREO relates principally to the transfer from nonaccrual loans of a $2.3 million real estate-construction credit which comprises 53% of the OREO balance at March 31, 1996. While the overall credit quality of the loan portfolio has improved, total nonaccrual balances may fluctuate from quarter to quarter based upon changes in the economic conditions within the Company's target market.

Although the volume of nonperforming assets and accruing loans 90 days past due will depend on the future economic environment, management of the Company has identified approximately $4 million in potential problem loans as to which it has serious doubts as to the ability of the borrowers to comply with the present repayment terms and which may become nonperforming assets or accruing loans 90 days past due, based on known information about possible credit problems of the borrower.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


ALLOWANCE FOR LOAN LOSSES

Management's determination of the allowance for loan losses requires the use of estimates and assumptions related to risks inherent in the loan portfolio. Actual results could differ significantly from those estimates. Estimates that are particularly susceptible to significant fluctuation relate to the valuation of real estate because management revalues the asset to the lower of the net carrying amount or fair value less selling expenses. In connection with the determination of the allowance for loan losses and the valuation of OREO, management generally obtains independent appraisals for significant properties. Management believes its current appraisal policies conform to federal regulatory guidelines.

A formal evaluation of the overall quality of the portfolio is performed monthly to determine the necessary level of the allowance for loan losses. This evaluation takes into consideration, among other factors, specific knowledge of certain loans, general economic conditions, the classification of loans and the application of loss estimates to these classifications. The Company classifies loans as pass, watch, special mention, substandard, doubtful, or loss based on classification criteria believed to be consistent with the criteria applied by the Company's banking examiners. These classifications and loss estimates take into consideration all sources of repayment, underlying collateral, the value of such collateral, and current and anticipated economic conditions, trends, and uncertainties. These processes provide management with data that helps to identify and estimate the credit risk inherent in the portfolio so that management may identify potential problem loans on a timely basis. However, this evaluation is inherently subjective as it requires material estimates including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. The allowance for loan losses reflects the result of these estimates. In addition, various banking regulatory agencies periodically review the allowance for loan losses as part of their examination process. Such agencies may require the Company to recognize additions to the allowance based on their judgments of information available to them at the time of their examination. Their findings are reflected in the calculation of the allowance as well as considered in the continuing evaluation of the Company's policies and procedures. At March 31, 1996, the $12,769,000 allowance for loan losses constituted 1.53% of total loans and 119% of nonperforming loans.

The provision for loan losses for the three months ended March 31, 1996 was $1,925,000 as compared to $678,000 for the corresponding period in 1995. Net charge-offs during the first quarter of 1996 totaled $4,142,000 as compared to $138,000 for the same period in 1995. The increase in the provision for loan losses is directly related to a significant increase in net charge-offs of previously identified problem loans and the effect of two mergers completed during the 1996 quarter (refer to "Nonperforming Assets").

While the Company's policy is to charge off those loans for which a loss is considered probable, there also exists the risk of future losses which cannot be precisely quantified or attributed to particular loans or classes of loans. Because this risk is continually changing in response to factors beyond the control of the Company, management's judgment as to the adequacy of the allowance for loan losses in future periods is necessarily an approximate one.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



The following table provides a summary of the Company's allowance for loan losses and charge-off and recovery activity for the periods indicated:

                                                       THREE            THREE            YEAR
                                                   MONTHS ENDED     MONTHS ENDED         ENDED
                                                     MARCH 31,        MARCH 31,       DECEMBER 31,
                                                       1996             1995             1995
                                                    ----------      -----------       -----------
                                                                   (IN THOUSANDS)
Allowance for loan losses:
   Balance at beginning-of-period                     $ 14,986         $ 14,130          $ 14,130
   Provision for loan losses                             1,925              678             9,633
   Charge-offs:
     Commercial                                          2,445              225             4,362
     Real estate - construction                          1,008                -               109
     Real estate - mortgage                                 48               48             3,515
     Installment                                         1,142               90             1,346
     Other                                                   -               18               116
                                                         -----           ------            ------
     Total charge-offs                                   4,643              381             9,448
   Recoveries:
     Commercial                                            117              170               400
     Real estate - mortgage                                 27               17                26
     Installment                                           357               43               227
     Other                                                   -               13                18
                                                         -----           ------            ------
     Total recoveries                                      501              243               671
                                                        ------           ------            ------
   Net charge-offs                                       4,142              138             8,777
                                                       -------           ------            ------
   Balance at end-of-period                            $12,769          $14,670           $14,986
                                                        ======           ======            ======

Loans outstanding at end-of-period                    $836,189         $863,166          $865,749
Average loans                                          840,697          861,639           883,508
Net charge-offs during the
   period to average loans                                1.98%            0.06%             0.99%
Allowance for loan losses:
   To total loans                                         1.53%            1.70%             1.73%
   To nonperforming loans                                  119               89                84
   To nonperforming assets                                  84               75                74

CAPITAL RESOURCES

Stockholders' equity decreased $861,000 during the three months ended March 31, 1996. The decrease was primarily attributable to the net-of-tax effect of the change in unrealized losses on available for sale securities of $1,237,000, offset by net income of $216,000.

The Company and its subsidiary are required to maintain minimum capital ratios defined by various federal government regulatory agencies. These regulatory agencies have established risk-based capital guidelines, which include minimum capital requirements.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following table presents the Company's capital positions under the regulatory guidelines:

                                                                    MINIMUM
                                                                      WELL
                                          MARCH 31,  DECEMBER 31,  CAPITALIZED
                                            1996         1995        RATIOS
                                          --------   ------------   --------
CAPITAL RATIOS:
Total risk-based capital ratio             14.16%      13.40%        10.00%
Tier 1 capital to risk-weighted assets     12.87       12.11          6.00
Leverage ratio                              9.75        8.76          5.00

At March 31, 1996, the Company and its subsidiary bank exceeded all applicable federal capital standards. The primary factor contributing to the increase in total risk-based capital was a change in the composite risk-weighting of the Company's short-term investments.

The Company is subject to regulation and examination by the Board of Governors of the Federal Reserve System (the "Federal Reserve"). ValliWide Bank, the Company's subsidiary, is subject to regulation and examination by the Federal Reserve and the California State Banking Department. The Company and ValliWide Bank promptly respond to findings of regulators. Following a 1995 examination of the Company by the Federal Reserve and of ValliWide Bank by the Federal Reserve and California State Banking Department, the Board of Directors of the Company and ValliWide Bank adopted resolutions directing management of the Company and ValliWide Bank to address certain matters related to the establishment of loan loss reserves, loan classification and administration, liquidity and asset/liability management planning and analysis, and the management of certain functions, and to report actions taken on such matters to the Federal Reserve and the California State Banking Department. The adoption of such resolutions is not expected to have a material adverse effect on the Company's liquidity, capital resources, or results of operations.


LIQUIDITY AND ASSET/LIABILITY MANAGEMENT

The primary objectives of the asset/liability management process are to provide a stable net interest margin, generate net interest income to meet the Company's earnings objectives, and manage balance sheet risks. These risks include liquidity risk, capital adequacy and overall interest rate risk inherent in the Company's balance sheet. In order to manage its interest rate sensitivity, the Company has adopted policies which attempt to limit the change in net interest income assuming various interest rate scenarios. This is accomplished by adjusting the repricing characteristics of the Company's assets and liabilities as interest rates change. The Company's Asset/Liability Committee chooses strategies in conformance with its policies to achieve an appropriate trade off between interest rate sensitivity and the volatility of net interest income and net interest margin.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The Company's policy has been to maintain an adequate liquidity position which, in addition to cash and cash equivalents, relies on cash inflows principally from deposits, repayments of principal on loans and investments, and interest earned. The Company's principal cash outflows are for loan origination, purchases of investment securities, depositor withdrawals, and payment of operating expenses.

At March 31, 1996, the Company's cash and cash equivalents totaled $177 million, an increase of $16 million from the balance at December 31, 1995. The Company's operations utilized approximately $2.8 million in day to day operations. Investing activities provided $117 million primarily due to maturities of securities exceeding purchases by $88 million, offset by maturities and principal repayments in excess of loan originations of $23 million. The Company's financing activities decreased cash and cash equivalents by an additional $98 million principally due to a decrease of $95 million in deposits.

The Company has borrowing capacity from various sources to provide necessary liquidity. The Company has arranged unsecured federal funds lines of credit in the amount of $62,708,000 with five major correspondent banks to provide funds in periods of temporary declines in deposits. The Company has additional sources of short-term credit through repurchase borrowing arrangements with various brokerage firms.

Liquidity management is a focus of the Company as well as its subsidiary bank. Aside from accessing the capital markets, the Company's primary source of liquidity is dividends. There are potential restrictions which could be placed on dividends from its subsidiary; however, management believes that adequate dividends will be received to meet the Company's cash flow needs through 1996.

Through interest rate sensitivity management, the Company seeks to manage net interest margins and to enhance consistent growth of net interest income through periods of changing interest rates. The difference between the amount of assets and liabilities that are repricing in various time frames is called the "Gap." Generally, if repricing assets exceed repricing liabilities in a given time period, the Company would be "asset sensitive", or if repricing liabilities exceed repricing assets, the Company would be "liability sensitive".

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following table sets forth the interest rate sensitivity and repricing schedule of the Company's interest-earning assets and interest-bearing liabilities, the interest rate sensitivity gap, the cumulative interest rate sensitivity gap and the cumulative interest rate sensitivity gap ratio.

                                                                 MARCH 31, 1996
                                 -----------------------------------------------------------------------------------
                                                                   AFTER THREE    AFTER ONE
                                                 NEXT DAY BUT      MONTHS BUT     YEAR BUT         AFTER
                                                 WITHIN THREE       WITHIN 12    WITHIN FIVE       FIVE
                                 IMMEDIATELY        MONTHS           MONTHS         YEARS          YEARS       TOTAL
                                 -----------------------------------------------------------------------------------
                                                                    (IN THOUSANDS)
INTEREST RATE SENSITIVITY GAP:
Loans/(1)/..........................  $     -        $489,549       $ 106,037      $131,357    $103,708     $830,651
Investment securities...............        -          48,532          37,461        84,144      53,443      223,580
Federal funds sold..................        -         100,000               -             -           -      100,000
                                       ------        --------         -------       -------     -------      -------
     Total earning assets...........  $     -        $638,081        $143,498      $215,501    $157,151   $1,154,231
                                       ======         =======         =======       =======     =======    =========

Interest-bearing
    transaction accounts............  $     -        $351,439               -             -           -     $351,439
Savings accounts....................        -         168,685               -             -           -      168,685
Certificates of deposit.............        -          92,731       $ 200,835      $ 48,321    $     26      341,913
Short-term borrowings...............        -           8,674               -             -           -        8,674
Subordinated notes..................      909          20,000               -             -           -       20,909
                                       ------         -------        --------       -------     -------      -------
     Total interest-bearing
        liabilities.................  $   909        $641,529       $ 200,835       $48,321    $     26     $891,620
                                       ======         =======        ========       =======     =======      =======

Interest rate sensitivity gap/(2)/..  $  (909)       $ (3,448)       $(57,337)     $167,180    $157,125     $262,611

Cumulative gap......................  $  (909)       $ (4,357)       $(61,694)     $105,486    $262,611

Cumulative gap percentage to
    earning assets..................    (0.08)%         (0.38)%         (5.39)%        9.21%      22.92%

(1)  Excludes nonaccrual loans of $10,453,000.
(2) Does not assume prepayments of interest-earning assets or run-off of interest-bearing liabilities.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Based upon the above repricing schedule, at March 31, 1996, the Company was "liability sensitive" with respect to interest-earning assets and interest-bearing liabilities repricing within one year. Because approximately $62 million of interest-bearing liabilities in excess of interest-earning assets reprice within one year, management expects that, in an increasing rate environment, the Company's net interest margin would tend to decrease and in a decreasing rate environment, the Company's net interest margin would be expected to increase as liabilities would generally reprice more quickly than assets.
The Company supplements its gap analysis with simulations of net interest income under a variety of alternative market interest-rate scenarios. The Company manages its interest rate risk by emphasizing loan products which have variable interest rates and deposit products which are short-term in duration.


EFFECT OF CHANGING PRICES

The majority of assets and liabilities of a financial institution are monetary in nature and, therefore, differ greatly from most commercial and industrial companies that have significant investments in fixed assets or inventories. However, inflation does have an important impact on the growth of total assets in the banking industry and the resulting need to increase equity capital in order to maintain an appropriate equity-to-assets ratio. An important effect of this has been the reduction in the proportion of earnings paid out as dividends by some banking organizations. Another significant effect of inflation is on other expenses which tend to rise during periods of general inflation.

PART II - OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

a)   Exhibit Index

     Exhibit Number      Description
     --------------      -----------
           10            Employment Agreement - Jerry A. Melton
           27            Financial Data Schedule

b) Three Form 8-K's were filed during the period from January 1, 1996 to the date of the filing of this report.

     A report on Form 8-K was filed February 15, 1996 and amended on April 2, 1996. The item reported the consummation of the merger between the Registrant and El Capitan Bancshares, Inc. (El Capitan). Copies of the Agreement and Plan of Reorganization between the Registrant and El Capitan and amendments, together with a copy of the Registrant's February 2, 1996 press release describing the merger, Pro forma financial information giving effect to the merger and historical audited financial information of El Capitan, were filed as exhibits to the report on Form 8-K and Form 8-K/A. A report on Form 8-K was filed April 2, 1996.

     A report on Form 8-K was filed April 2, 1996. The item reported the consummation of the merger between the Registrant and CoBank Financial Corporation. A copy of the March 22, 1996 press release describing the above transaction was filed as an exhibit to the report on Form 8-K.

     A report on Form 8-K was filed April 2, 1996. The items reported were the entry by the Registrant and Auburn Bancorp (Auburn) into an Agreement and Plan of Reorganization (the "Auburn Merger Agreement") dated March 27, 1996. Copies of the Auburn Merger Agreement, together with a copy of the Registrant's March 28, 1996 press release describing the Auburn Merger Agreement, were filed as exhibits to the report on Form 8-K.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           VALLICORP HOLDINGS, INC.



Date: May 13, 1996                 By  /s/ J. Mike McGowan
     -----------------------         -------------------------------
                                   J. Mike McGowan
                                   Chairman of the Board and
                                   Chief Executive Officer
                                   (Principal Executive Officer)



Date: May 13, 1996                 By  /s/ Wolfgang T.N. Muelleck
     ---------------------           -------------------------------
                                   Wolfgang T.N. Muelleck
                                   Executive Vice President
                                   Chief Financial Officer
                                   (Principal Financial and
                                   Accounting Officer)