Form 10-Q
period 1996-06-30
VALLICORP HOLDINGS INC
filed 1996-08-09
CIK 849865

                                   FORM 10-Q

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 1996
                               --------------

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________to ___________
Commission file number: 0-18202
                        -------

                           VALLICORP HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

        DELAWARE                                     77-0229483
        --------                                     ----------
(State or other jurisdiction                      (I.R.S. Employer
of incorporation or organization)                 Identification No.)

              8405 NORTH FRESNO STREET, FRESNO, CALIFORNIA  93720
              ---------------------------------------------------
                    (Address of principal executive offices)

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

                        Yes    X         No
                            -------         -------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                          COMMON STOCK, $.01 PAR VALUE
               13,089,748 SHARES OUTSTANDING AS OF AUGUST 4, 1996

                                     INDEX
                            VALLICORP HOLDINGS, INC.

PART I - FINANCIAL INFORMATION                                            Page
- ------------------------------                                            ----
Item 1.  Financial Statements

              Unaudited Consolidated Balance Sheets-
              June 30, 1996 and December 31, 1995......................    3

              Unaudited Consolidated Statements of Income -
              Three Months and Six Months Ended June 30, 1996 and 1995.    4

              Unaudited Consolidated Statements of Cash Flows -
              Six Months Ended June 30, 1996 and 1995..................    5

              Notes to Unaudited Consolidated Financial Statements.....    6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.....................................   12

PART II - OTHER INFORMATION
- ---------------------------

Item 6.  Exhibits and Reports on Form 8-K..............................   29

SIGNATURES.............................................................   30
- ----------

                            VALLICORP HOLDINGS, INC.
                     UNAUDITED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                 JUNE 30,     DECEMBER 31,
                                                                   1996           1995
                                                                ---------------------------
                                                                               (RESTATED)
ASSETS
  Cash and due from banks                                       $   85,607      $  103,004
  Federal funds sold                                                80,200          57,770
                                                                ----------      ----------
          Cash and cash equivalents                                165,807         160,774

  Loans held for sale                                                1,873           5,158
  Securities:
          Available for sale                                       182,589         249,586
          Held to maturity (market value $21,147
           in 1996 and $66,074 in 1995)                             21,007          65,646
                                                                ----------      ----------
          Total securities                                         203,596         315,232

  Loans                                                            839,868         865,749
  Allowance for loan losses                                        (12,599)        (14,986)
                                                                ----------      ----------
          Net loans                                                827,269         850,763

  Premises and equipment, net                                       26,441          25,919
  Accrued interest receivable                                       10,116          11,201
  Other assets                                                      22,957          20,988
                                                                ----------      ----------
          Total assets                                          $1,258,059      $1,390,035
                                                                ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
  Deposits:
     Noninterest-bearing transaction accounts                   $  271,962      $  300,746
     Interest-bearing transaction and savings accounts             494,565         526,274
     Certificates of deposit, $100,000 and over                    119,320         136,284
     Other time deposits                                           214,710         258,082
                                                                ----------      ----------
          Total deposits                                         1,100,557       1,221,386

     Federal funds purchased and repurchase agreements               6,000          10,410
     Other liabilities                                               7,064          10,186
     Debt financing                                                 20,887          20,932
                                                                ----------      ----------
          Total liabilities                                      1,134,508       1,262,914

STOCKHOLDERS' EQUITY
     Preferred stock, $.01 par value; authorized 5,000,000
       shares, none issued                                               -               -
     Common stock, $.01 par value; authorized 20,000,000
       shares, issued 13,390,300 shares in 1996 and
       13,266,088 in 1995, including treasury shares                   134             133
     Paid-in capital                                                85,343          84,135
     Retained earnings                                              46,043          43,389
     Net unrealized securities losses, net of income taxes          (2,719)           (536)
     Treasury shares at cost (336,000 shares)                       (5,250)              -
                                                                ----------      ----------
          Total stockholders' equity                               123,551         127,121
                                                                ----------      ----------
          Total liabilities and stockholders' equity            $1,258,059      $1,390,035
                                                                ==========      ==========

See notes to unaudited consolidated financial statements.

                           VALLICORP HOLDINGS, INC.
                  UNAUDITED CONSOLIDATED STATEMENTS OF INCOME


                                                               THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                    JUNE 30,                 JUNE 30,
                                                               1996        1995           1996       1995
                                                             --------    --------       -------    --------
                                                              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
INTEREST INCOME
  Loans, including fees                                       $20,358     $22,964        $40,839    $44,774
  Securities                                                    3,121       4,179          6,697      8,361
  Federal funds sold and other                                  1,144         760          2,361      1,216
                                                              -------     -------        -------    -------
   Total interest income                                       24,623      27,903         49,897     54,351

INTEREST EXPENSE
  Deposits                                                      7,093       9,225         14,644     16,873
  Debt financing                                                  328         467            661        898
  Other                                                           117          51            242        106
                                                              -------     -------        -------    -------
   Total interest expense                                       7,538       9,743         15,547     17,877
                                                              -------     -------        -------    -------
NET INTEREST INCOME                                            17,085      18,160         34,350     36,474
 PROVISION FOR LOAN LOSSES                                     (1,602)     (1,084)        (3,527)    (1,762)
                                                              -------     -------        -------    -------
   Net interest income after provision
    for loan losses                                            15,483      17,076         30,823     34,712

OTHER INCOME
  Service charges on deposit                                      679         664          1,359      1,363
  Other service charges and fees                                1,604       1,560          3,140      2,990
  Mortgage banking                                                159         220            365        387
  Gain/(loss) on sale of securities                                 2         (58)            13       (129)
  Other                                                         1,260         817          1,966      1,481
                                                              -------     -------        -------    -------
   Total other income                                           3,704       3,203          6,843      6,092

OTHER EXPENSE
  Salaries and employee benefits                                5,278       6,156         11,669     12,836
  Occupancy                                                     1,613       1,335          3,187      2,724
  Equipment and maintenance                                     1,170       1,201          2,369      2,264
  Merger and integration costs                                      -         126          4,576        126
  Other                                                         4,787       4,827          9,147      9,326
                                                              -------     -------        -------    -------
   Total other expense                                         12,848      13,645         30,948     27,276
                                                              -------     -------        -------    -------

Income before income taxes                                      6,339       6,634          6,718     13,528
Income taxes                                                    2,571       2,611          2,733      5,380
                                                              -------     -------        -------    -------
   NET INCOME                                                 $ 3,768     $ 4,023        $ 3,985    $ 8,148
                                                              =======     =======        =======    =======

EARNINGS PER SHARE
  PRIMARY                                                     $  0.28     $  0.30        $  0.30    $  0.61
                                                              =======     =======        =======    =======

FULLY DILUTED                                                 $  0.28     $  0.30        $  0.29    $  0.60
                                                              =======     =======        =======    =======

DIVIDENDS PER SHARE                                           $  0.10     $  0.09        $  0.20    $  0.18
                                                              =======     =======        =======    =======

See notes to unaudited consolidated financial statements.

                            VALLICORP HOLDINGS, INC.
                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              SIX MONTHS ENDED
                                                                                  JUNE 30,
                                                                              1996        1995
                                                                           ----------------------
                                                                              (IN THOUSANDS)
OPERATING ACTIVITIES
  Net income                                                               $   3,985    $  8,148
  Adjustments to reconcile net income
  to net cash provided by operating activities:
    Provision for possible loan losses                                         3,527       1,762
    Provision for losses on other real estate owned                              323         223
    Depreciation and amortization                                              2,862       3,369
    Originations of loans held for sale, net of principal collected          (34,282)    (21,608)
    Proceeds from loan sales                                                  37,796      20,543
    Decrease in accrued interest receivable                                    1,085       1,258
    Increase in other assets                                                  (7,683)     (5,218)
    Decrease in other liabilities                                             (3,122)     (2,522)
    Other operating activities, net                                             (541)        (24)
                                                                           ---------    --------
    Net cash provided by operating activities                                  3,950       5,931

INVESTING ACTIVITIES
  Proceeds from sales of securities available for sale                             -      33,999
  Proceeds from maturities of securities available for sale                   79,276      12,103
  Purchases of securities available for sale                                 (15,106)    (32,038)
  Proceeds from maturities of securities held to maturity                     42,673      14,981
  Net decrease (increase) in loans including loan participations              24,605     (25,346)
  Purchases of premises and equipment                                         (5,420)     (2,820)
  Proceeds from premises and equipment disposals                               2,808         566
  Proceeds from sale of other real estate owned                                2,903       1,058
                                                                           ---------    --------
      Net cash provided by investing activities                              131,739       2,503

FINANCING ACTIVITIES
  (Decrease) increase in deposits                                           (120,829)     31,786
  Decrease in debt financing agreements                                       (4,413)     (3,153)
  Issuance of common stock                                                     1,167         282
  Repurchase of common stock                                                  (5,250)          -
  Cash dividends                                                              (1,331)     (1,913)
                                                                           ---------    --------
      Net cash (used in) provided by financing activities                   (130,656)     27,002
                                                                           ---------    --------
  Increase in cash and cash equivalents                                        5,033      35,436
  Cash and cash equivalents at beginning of period                           160,774     106,968
                                                                           ---------    --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $ 165,807    $142,404
                                                                           =========    ========
- ------------------------------------------------------------------------------------------------
SUPPLEMENTAL CASH FLOW INFORMATION
  Interest paid                                                            $  16,372    $ 17,615
  Income taxes paid                                                            4,265       5,367
  Transfers of loans to other real estate                                      3,309         955
  Conversion of subordinated notes into common stock                              42         121
  Financing sales of premises and other real estate                              345         312
- ------------------------------------------------------------------------------------------------

See notes to unaudited consolidated financial statements.

                            VALLICORP HOLDINGS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - ACCOUNTING POLICIES

BASIS OF PRESENTATION: The accompanying consolidated financial statements include the effect of the first quarter 1996 acquisitions of El Capitan Bancshares, Inc. (El Capitan) and CoBank Financial Corporation (CoBank) which were accounted for as poolings-of-interests. These financial statements include the accounts of ValliCorp Holdings, Inc. (ValliCorp) and its wholly owned subsidiary, ValliWide Bank (ValliWide), hereinafter collectively referred to as the "Company". Accordingly, the financial information included in the consolidated financial statements and notes thereto presents the combined financial condition and results of operations of ValliCorp, El Capitan, and CoBank as if the mergers had been in effect for all periods presented. All significant intercompany balances and transactions have been eliminated in consolidation.

These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles on a basis consistent with the accounting policies reflected in the audited consolidated financial statements included in ValliCorp's Annual Report for the year ended December 31, 1995. They do not, however, include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Refer to the supplemental consolidated financial statements for the year ended December 31, 1995 included in the Company's Registration Statement on Form S-4 filed with the Securities and Exchange Commission (Registration 333-06411 dated June 20, 1996) for additional information and the complete financial statements. In the opinion of management, the unaudited interim consolidated financial statements contained herein reflect all adjustments (all of which are of a normal and recurring nature) necessary for a fair statement of the results
for the interim periods presented.   Operating results for the interim periods
presented are not necessarily indicative of the results that may be expected for any other interim period or for the year as a whole.

RECLASSIFICATIONS: Certain reclassifications have been made to prior year balances to conform to current year presentation.

                            VALLICORP HOLDINGS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE B - MERGERS AND ACQUISITIONS

COMPLETED TRANSACTIONS

EL CAPITAN: On February 2, 1996, El Capitan together with its wholly-owned subsidiary, El Capitan National Bank, were merged with and into ValliCorp and ValliWide respectively. Pursuant to the amended Agreement and Plan of Reorganization, each outstanding share of El Capitan common stock was exchanged for 2.3286 shares of ValliCorp's common stock, resulting in approximately 2 million shares being issued. At the date of the merger, El Capitan had unaudited total assets of $128 million, including $63 million in loans and $48 million in securities, and total unaudited liabilities of $113 million, including $112 million in deposits. The merger was accounted for as a pooling-of-interests.

COBANK: On March 22, 1996, CoBank, together with its wholly-owned subsidiary, Commerce Bank of San Luis Obispo, N.A., were merged with and into ValliCorp and ValliWide, respectively. Pursuant to the amended Agreement and Plan of Reorganization, each outstanding share of CoBank common stock was exchanged for
1.1875 shares of ValliCorp's common stock, resulting in approximately 1 million shares being issued. At the date of the merger, CoBank had unaudited total assets of $97 million, including $64 million in loans and $24 million in securities, and total unaudited liabilities of $88 million including deposits of $87 million. The merger was accounted for as a pooling-of-interests.

                            VALLICORP HOLDINGS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents net interest income, net income, and fully diluted earnings per share for ValliCorp, El Capitan, and CoBank on a combined basis.

                                                       YEAR ENDED
                                                      DECEMBER 31,
                                               ---------------------------
                                                  1995      1994      1993
                                               ---------------------------
                                          (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
NET INTEREST INCOME:
 ValliCorp                                     $59,364   $54,422   $37,605
 El Capitan                                      6,849     7,503     7,902
 CoBank                                          6,096     5,158     4,590
                                               -------   -------   -------
  Combined                                     $72,309   $67,083   $50,097
                                               =======   =======   =======

NET INCOME:
 ValliCorp                                     $10,247   $ 7,794   $ 8,116
 El Capitan                                      1,045     1,882     2,317
 CoBank                                            510       775       803
                                               -------   -------   -------
  Combined                                     $11,802   $10,451   $11,236
                                               =======   =======   =======

FULLY DILUTED EARNINGS PER SHARE:
 ValliCorp                                     $  0.98   $  0.75   $  1.08
 El Capitan                                       1.22      2.21      2.73
 CoBank                                           0.60      0.97      0.95
  Combined                                        0.87      0.78      1.07

PENDING TRANSACTION

AUBURN BANCORP INC. (AUBURN): ValliCorp and Auburn have entered into an Agreement and Plan of Reorganization (the Auburn Agreement) dated March 27, 1996, whereby ValliCorp has agreed to acquire the outstanding shares of Auburn in a merger. As of June 30, 1996, Auburn had three branches with unaudited total loans, deposits and equity of approximately $59,313,000, $67,151,000 and $7,289,000, respectively. Under the terms of the Auburn Agreement, Auburn shareholders will receive 0.8209 shares of ValliCorp common stock for each share of Auburn common stock. The Company expects to issue up to 927,000 shares (including Treasury Shares -see Note F) of ValliCorp common stock for all of Auburn's common stock and stock options at the completion of the merger. The Auburn Agreement calls for the merger of Auburn with and into ValliCorp, and the merger of Auburn's subsidiary, Bank of Commerce, N.A., into ValliWide. The Company anticipates that the merger will be consummated in the third quarter of 1996 and accounted for under the purchase method. Completion of the merger is subject to, among other things, the approval of Auburn's shareholders and appropriate regulatory authorities.

                            VALLICORP HOLDINGS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE B - MERGERS AND ACQUISITIONS - CONTINUED

As of June 30, 1996, certain costs amounting to approximately $60,000 related to the merger with Auburn have been incurred by the Company and capitalized pending consummation of the merger. In addition, the Company anticipates it will incur additional costs of approximately $2,000,000 as of the merger date. Such costs relate primarily to separation and benefit costs, leased premises expected to be vacated, and other merger costs. Noncash expenses included in merger costs are not significant. As of the date of the merger, these costs will become part of the purchase price of Auburn. Should the merger with Auburn be terminated for any reason, the capitalized costs will be charged against the Company's results of operations.


NOTE C - SECURITIES

The amortized cost and approximate fair value of securities available for sale are as follows:

                                                      JUNE 30, 1996         DECEMBER 31, 1995
                                                 ----------------------   ---------------------
                                                  AMORTIZED     FAIR      AMORTIZED     FAIR
                                                     COST       VALUE       COST        VALUE
                                                 ----------   ---------   ----------   --------
                                                                  (IN THOUSANDS)
U.S. Treasury securities                           $ 38,424    $ 38,152    $ 55,506    $ 55,417
U.S. Government agencies                             70,937      68,444     115,751     115,131
U.S. Government agency mortgage-
  backed securities                                  52,472      49,790      56,120      54,906
State and political subdivisions                     17,699      18,384      15,503      16,496
Other securities                                      7,827       7,819       7,626       7,636
                                                   --------    --------    --------    -------
                                                   $187,359    $182,589    $250,506    $249,586
                                                   ========    ========    ========    ========

The amortized cost and approximate fair value of securities held to maturity are as follows:

                                                       JUNE 30, 1996          DECEMBER 31, 1995
                                                    -------------------       --------------------
                                                    AMORTIZED    FAIR         AMORTIZED     FAIR
                                                      COST       VALUE           COST       VALUE
                                                    --------    --------      --------    --------
                                                                     (IN THOUSANDS)
U.S. Treasury securities                             $    998    $    992    $    982    $    996
U.S. Government agencies                                1,179       1,155      42,578      42,534
U.S. Government agency mortgage-
  backed securities                                     7,769       7,581       8,258       8,222
State and political subdivisions                       11,061      11,419      13,828      14,322
                                                     --------    --------    --------     -------
                                                     $ 21,007    $ 21,147    $ 65,646    $ 66,074
                                                     ========    ========    ========     =======

                            VALLICORP HOLDINGS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE D - LOANS

Loans consist of the following:

                                JUNE 30,    DECEMBER 31,
                                  1996          1995
                                ---------   -------------
                                     (IN THOUSANDS)
Commercial                      $449,661        $443,660
Real estate - construction        77,234          74,720
Real estate - mortgage           117,376         136,278
Installment                      190,510         205,869
Other                              5,087           5,222
                                --------        --------
                                 839,868         865,749
Allowance for loan losses        (12,599)        (14,986)
                                --------        --------
     Net loans                  $827,269        $850,763
                                ========        ========

On June 30, 1996, the recorded investment in loans that were considered to be impaired under SFAS No. 114 totaled $9,476,000 (all of which were on nonaccrual) for which the related allowance for loan losses was $3,222,000. The average recorded investment in impaired loans during the six months ended June 30, 1996 was approximately $9,279,000. The Company uses the cash basis method of income recognition for impaired loans. For the quarter ended June 30, 1996, the Company did not recognize any interest income on such loans.

Changes in the allowance for loan losses are as follows:

                                     SIX MONTHS ENDED      YEAR ENDED
                                         JUNE 30,         DECEMBER 31,
                                      1996       1995         1995
                                    --------   --------   -------------
                                              (IN THOUSANDS)
Balance at beginning of period      $14,986    $14,130         $14,130
Provision for loan losses             3,527      1,762           9,633
Charge-offs                          (6,808)      (803)         (9,448)
Recoveries                              894        338             671
                                    -------    -------         -------
Balance at end of period            $12,599    $15,427         $14,986
                                    =======    =======         =======

                            VALLICORP HOLDINGS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE E - ALLOWANCE FOR LOSSES ON OTHER REAL ESTATE OWNED

Changes in the allowance for losses on other real estate owned are as follows:

                                     SIX MONTHS ENDED     YEAR ENDED
                                         JUNE 30,        DECEMBER 31,
                                      1996      1995         1995
                                    --------   -------   -------------
                                              (IN THOUSANDS)

Balance at beginning of period        $ 496     $ 250          $  250
Net charge-offs                        (360)     (211)           (756)
Provision for losses on other
   real estate owned                    323       223           1,002
                                      -----     -----          ------
Balance at end of period              $ 459     $ 262          $  496
                                      =====     =====          ======

NOTE F - STOCKHOLDERS' EQUITY AND EARNINGS PER SHARE

The Company has repurchased a total of 336,000 common shares of treasury stock as of June 30, 1996, of which 329,000 common shares were repurchased at a cost of approximately $5.2 million for reissuance in conjunction with the Auburn merger.

The weighted average primary and fully diluted shares outstanding were 13,493,000 and 13,557,000 for the six months ended June 30, 1996, respectively and 13,487,000 and 13,535,000 for the same periods in 1995. For the three months ended June 30, 1996, the weighted average primary and fully diluted shares outstanding were 13,535,000 and 13,651,000, respectively, as compared to 13,499,000 and 13,545,000 for the same period in 1995.

In July 1996, the Board of Directors approved a regular quarterly cash dividend per share of $0.10, payable on August 26, 1996 to stockholders of record as of August 10, 1996.


NOTE G - MERGER AND INTEGRATION COSTS

Merger and integration costs in connection with the El Capitan and CoBank mergers totaling $4,576,000 ($2,767,000 net of tax) were recorded in 1996. Such costs related primarily to separation and benefit costs, professional, legal and investment banking fees, facilities termination fees and other merger related costs.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

The Company's strategy is to provide high quality financial services to businesses and consumers in communities located in Central California. The Company is continually seeking to increase its market share through the growth of existing branches in the communities it serves and through acquisitions of other financial institutions and/or branches within its target market.

In the first quarter of 1996, the Company completed two acquisitions within its target market, El Capitan and CoBank. El Capitan, headquartered in Sonora, California, was an eight branch bank holding company with assets of $128 million at the date of the merger. CoBank, headquartered in San Luis Obispo, California and serving the central coast of California, was a four branch bank holding company with assets of $97 million at the date of the merger. Following these mergers, the Company covers a substantial portion of Central California through its franchise of 55 full-service banking offices.

The El Capitan and CoBank mergers were accounted for as poolings-of-interests and, accordingly, the financial information included in management's discussion and analysis of the consolidated financial condition and results of operations presents the combined financial position and results of operations of ValliCorp, El Capitan, and CoBank as if the mergers had been in effect for all periods presented.

The Company achieved consolidated net income before merger and integration costs of $6.8 million or $0.50 per share for the six months ended June 30, 1996 as compared to $8.3 million or $0.61 per share for the same period in 1995. Including merger and integration costs of $4.6 million ($2.8 million after tax or $0.21 per share), the Company achieved net income of $4.0 million or $0.29 per share. Dividends per share through June 30, 1996 increased by 11% to $0.20 as compared to $0.18 per share for the same period in 1995.

For the three months ended June 30, 1996, net income was $3.8 million or $0.28 per share compared to $4.0 million or $0.30 per share for the same period in 1995. Significant changes with respect to operating results for the three months ended June 30, 1996 as compared to the corresponding quarter in 1995 have been discussed throughout the year-to-date comments in the MD&A.

At June 30, 1996, the Company's total risk-based capital and leverage ratios were 13.97% and 9.27% compared to 13.40% and 8.76% at December 31, 1995, respectively, all of which were in excess of applicable minimum regulatory guidelines.

Nonperforming assets totaled $14,255,000 at June 30, 1996 (1.13% of total assets) compared to $20,249,000 at December 31, 1995 (1.46% of total assets). The allowance for loan losses as a percentage of total loans was 1.50% at June 30, 1996 compared to 1.73% at December 31, 1995. The coverage ratio (allowance for loan losses divided by nonperforming loans) was 111% at June 30, 1996 compared to 84% at December 31, 1995.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


PENDING MERGER

As described more fully in Note B to the unaudited consolidated financial statements at June 30, 1996, the Company has entered into an Agreement and Plan of Reorganization with Auburn in which the Company will acquire all of Auburn's outstanding shares in a transaction to be accounted for under the purchase method. Auburn's wholly owned subsidiary, The Bank of Commerce, N.A., will be merged with and into ValliWide Bank. Subject to Auburn shareholder and appropriate regulatory approvals, among other things, the Auburn merger is expected to close in the third quarter of 1996.


RESULTS OF OPERATIONS

Net income for the six months ended June 30, 1996 was impacted by merger and integration costs incurred during the first quarter of 1996 totaling $4.6 million ($2.8 million after tax, or $0.21 per share) relating to the El Capitan and CoBank mergers. Excluding merger and integration costs, net income for the six months ended June 30, 1996 decreased by $1.5 million, or 18%, as compared to the same period in 1995. This decrease is primarily due to the higher provision for loan losses of $3.5 million for the six months ended June 30, 1996 as compared to $1.8 million for the six months ended June 30, 1995 and the reduction in net interest income from lower average earning asset volumes and net interest margins. The increased provision reflects additional amounts for impaired loans as deemed necessary to maintain reserves at levels considered adequate by management (refer to "Allowance for Loan Losses").

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

                                                                      SIX MONTHS ENDED JUNE 30,
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
                                                -------------------------------------------------------------------

                                                   AVERAGE    YIELD/                AVERAGE       YIELD/
                                                   BALANCE     RATE     INTEREST    BALANCE        RATE    INTEREST
                                                -------------------------------------------------------------------
ASSETS:                                                          (IN THOUSANDS, EXCEPT YIELD INFORMATION)
Interest-earning assets:
     Loans/(1) (3)/                             $  828,784      9.91%    $40,839   $864,597        10.44%   $44,774
     Securities
          Taxable                                  201,110      5.78       5,780    263,010         5.60      7,304
          Tax-exempt /(2)/                          28,256      6.53         917     33,188         6.42      1,057
                                                ----------      ----      ------   --------        -----     ------
          Total securities                         229,366      5.87       6,697    296,198         5.69      8,361
     Federal funds sold and other                   85,049      5.58       2,361     39,551         6.20      1,216
                                                ----------      ----      ------   --------        -----     ------
          Total interest-earning assets          1,143,199      8.78      49,897  1,200,346         9.13     54,351

Allowance for loan losses                          (13,899)                         (14,652)
Noninterest-earning assets:
     Cash and due from banks                        85,742                           84,356
     Premises and equipment, net                    26,541                           25,127
     Accrued interest receivable                     9,907                           11,267
     Other assets                                   37,793                           36,522
                                                ----------                       ----------
          Total average assets                  $1,289,283                       $1,342,966
                                                ==========                       ==========


LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing liabilities:
     Transaction accounts                       $  349,183      2.03%    $ 3,533   $385,134         2.36%   $ 4,516
     Savings accounts                              167,088      2.61       2,165    148,587         2.79      2,056
     Certificates of deposit                       343,266      5.24       8,946    386,845         5.37     10,301
     Debt financing                                 20,898      6.36         661     26,055         6.95        898
     Short-term borrowings                           9,622      5.06         242      3,667         5.83        106
                                                ----------      ----      ------   --------        -----     ------
          Total interest-bearing liabilities       890,057      3.51      15,547    950,288         3.79     17,877

Noninterest-bearing liabilities:
     Transaction accounts                          263,228                          261,164
     Other liabilities                               8,106                           10,024
                                                ----------                       ----------
          Total liabilities                      1,161,391                        1,221,476

Total stockholders' equity                         127,892                          121,490
                                                ----------                       ----------

          Total average liabilities and
          stockholders' equity                  $1,289,283                       $1,342,966
                                                ==========                       ==========

Net interest income                                                      $34,350                           $36,474
                                                                         =======                           =======

Interest income as a percentage
     of average earning assets                                  8.78%                               9.13%
Interest expense as a percentage
     of average earning assets                                  2.73                                3.00
                                                                ----                                ----
Net interest margin                                             6.05%                               6.13%
                                                                ====                                ====



/(1)/ Amount includes loans held for sale, but excludes nonaccrual loans.
/(2)/ The tax equivalent yields for the six months ended June 30, 1996 and 1995 are 9.75% and 9.56%, respectively.
/(3)/ Interest income includes amortization of net origination fees of $119,000 and $867,000 for the periods ended June 30, 1996 and 1995, respectively.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NET INTEREST INCOME

The Company's primary source of revenue is net interest income, which is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. The Company's net interest margin is influenced by, among other things, competitive forces within its market area, the mix of its earning assets and deposit base, interest reversals related to loans placed on nonaccrual status and the changing interest rate environment. Net interest income before provision for loan losses decreased $2,124,000 (6%) for the six months ended June 30, 1996 compared to the corresponding period in 1995. As summarized in the net interest income variance analysis on the following page, this decline was comprised of a decrease in total interest income of $4,454,000 (8%) which was offset by a decrease in total interest expense of $2,330,000 (13%). The Company's net interest margin (based on average earning assets) decreased eight basis points to 6.05% for the six months ended June 30, 1996 from 6.13% for the same period of 1995, primarily attributable to a decline in interest rates and increased competition in loan pricing. However, the net interest margin for the three months ended March 31, 1996 of 5.97% increased to 6.09% for the three months ended June 30, 1996, primarily attributable to a decrease in cost of funds.

Earning Asset Mix:
(Percentage of average earning assets)

                                  SIX MONTHS ENDED
                                 ------------------
                                     JUNE  30,        YEAR ENDED DECEMBER 31,
                                 ------------------   ----------------------
                                  1996       1995      1995    1994    1993
                                 -------    -------   ------  ------  ------
Loans                               72%      72%        72%     68%      71%
Securities                          20       25         23      30       25
Federal funds sold and other         8        3          5       2        4
                                  ----      ----      ----    ----     ----
Total earning assets               100%     100%       100%    100%     100%
                                  ====      ====      ====    ====     ====

The Company's net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as "volume changes." It is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing deposits and other borrowed funds, referred to as "rate changes." The following table sets forth changes in interest income and interest expense for each major category of interest-earning asset and interest-bearing liability and the amount of change attributable to volume and rate changes for the years indicated. The changes due to rate and volume have been allocated to rate and volume in proportion to the relationship between their absolute dollar amounts and the effects of tax-equivalent yields have not been considered because management does not deem them to be significant.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                                                SIX MONTHS ENDED JUNE 30,
                                                  1996 COMPARED TO 1995
                                              ------------------------------
                                               TOTAL       RATE      VOLUME
                                              --------   --------   --------
                                                      (IN THOUSANDS)
NET INTEREST INCOME VARIANCE ANALYSIS:
Increase (decrease) in interest income:
 Loans                                        $(3,935)   $(2,173)   $(1,762)
 Securities                                    (1,664)       257     (1,921)
 Federal funds sold and other                   1,145       (131)     1,276
                                              -------    -------    -------
  Total                                        (4,454)    (2,047)    (2,407)

Increase (decrease) in interest expense:
   Interest-bearing transaction accounts         (983)      (589)      (394)
   Savings accounts                               109       (139)       248
   Certificates of deposit                     (1,355)      (238)    (1,117)
   Debt financing                                (237)       (71)      (166)
   Short-term borrowings                          136        (16)       152
                                              -------    -------    -------
  Total                                        (2,330)    (1,053)    (1,277)
                                              -------    -------    -------

Decrease in net interest income               $(2,124)   $  (994)   $(1,130)
                                              =======    =======    =======

The decrease in total interest income of $4,454,000 is comprised of a $2,407,000 volume decrease associated with the $57,147,000 decrease in average earning assets for the six months ended June 30, 1996 compared to the same period in 1995 and a $2,047,000 rate decrease associated with a decrease in the total yield on interest-earning assets to 8.78% for the six months ended June 30, 1996 from 9.13% for the same period in 1995. The decrease in total interest expense of $2,330,000 at June 30, 1996 is comprised of a volume decrease of $1,277,000 related to the $60,231,000 decrease in average interest-bearing liabilities for the six months ended June 30, 1996 compared to the same period of 1995 and a $1,053,000 rate decrease associated with a decrease in the cost of funds to 3.51% for the six months ended June 30, 1996 from 3.79% for the same period in 1995.

The average balance of securities and federal funds sold decreased from $335,749,000 for the six months ended June 30, 1995 to $314,415,000 for the six months ended June 30, 1996. This $21,334,000 decrease (6%) is primarily attributed to the maturity of securities held for investment.

Average loans decreased by $35,813,000 (4%) to $828,784,000 during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. The decrease in the yield on loans from 10.44% for the six months ended June 30, 1995 to 9.91% for the same period in 1996 reflects the impact of declining interest rates in 1996 along with increased competition on loan pricing within the Company's target market. Additionally, in 1996, the Company is reevaluating its credit standards, the goal of which is to strengthen asset quality.

Average interest-bearing deposits decreased by $61,029,000 to $859,537,000 for the six months ended June 30, 1996 primarily due to a planned reduction in high cost time deposits in the first quarter of 1996. As a result, the interest rate paid on average interest-bearing deposits during the six months ended June 30, 1996 decreased 27 basis points to 3.43% as compared to the similar period ended 1995.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

A changing interest rate environment can have a significant impact on the Company's net interest margin as measured against average earning assets and its interest rate spread. Management continually monitors its net interest margin by repricing its loan and deposit products after giving effect to such factors as competition in the marketplace and expected maturities in the loan, securities and deposit portfolios.

OTHER INCOME

Other income for the six months ended June 30, 1996 of $6,843,000 increased $751,000 (12%) compared to the six months ended June 30, 1995. Other service charges and fees totaled $3,140,000 for the six months ended June 30, 1996 compared to $2,990,000 for the same period of 1995. The increase in other income was primarily attributable to revenues generated from growth in merchant services and the implementation of various fee enhancement programs. The extent to which these enhancements continue is dependent upon various factors beyond the control of the Company including economic conditions, unanticipated changes in business conditions and inflation.

OTHER EXPENSE

The following table summarizes changes in other expense for the six months ended June 30, 1996 as compared to the corresponding period in 1995.

                                                       JUNE 30,         CHANGE 1996 VS. 1995
                                                   ----------------     --------------------
                                                     1996   1995        AMOUNT       PERCENT
                                                   -----------------------------------------
                                                         (DOLLAR AMOUNTS IN THOUSANDS)
Salaries and employee benefits                    $11,669   $12,836     $(1,167)          (9)%
Occupancy                                           3,187     2,724         463           17
Equipment and maintenance                           2,369     2,264         105            5
Professional and legal fees                         1,422       648         774          119
Amortization of intangible assets                     780       845         (65)          (8)
FDIC assessments                                       47     1,293      (1,246)         (96)
Stationary and supplies                               540       659        (119)         (18)
Marketing                                             513       718        (205)         (29)
Telephone                                             717       484         233           48
Data processing                                     1,018       293         725          247
Merchant credit card                                  680       225          45          202
OREO expense                                          400       294         106           36
Miscellaneous                                       3,030     3,867        (837          (22)
                                                  -------   -------     -------         ----
Total other expense before merger and
   integration costs                               26,372    27,150        (778)          (3)
Merger and integration costs                        4,576       126       4,450           NM
                                                  -------   -------     -------         ----
     Total other expense                          $30,948   $27,276     $ 3,672           13%
                                                  =======   =======     =======         ====

NM = Not meaningful

Other expense totaled $30,948,000 in 1996, up $3,672,000, or 13%, compared to the same period in 1995. Excluding, for comparative purposes, merger and integration costs totaling $4,576,000 and $126,000 in 1996 and 1995, respectively, other expense in 1996 decreased $778,000, or 3%. This decrease resulted primarily from decreases in salaries and employee benefits and FDIC assessments offset by increases in occupancy, professional and legal fees, data processing expense and merchant credit card services.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The decrease in salaries and employee benefits of $1,167,000 (9%) is primarily attributable to a reduction in full time equivalent employees related to the recently completed acquisitions and outsourcing of certain data processing functions. Effective June 1, 1995, the FDIC reduced deposit insurance premiums, resulting in a decrease of $1,246,000 (96%) in assessments for the six months ended June 30, 1996. As part of the Company's growth and expansion, occupancy costs increased as a result of consolidating various support and administrative functions from numerous locations into a centralized headquarters office. With a more centralized operation, certain operating efficiencies and economies are expected to be achieved. Professional and legal fees increased $774,000 (119%), principally related to the engagement of outside consultants to review our operations with the objective of revenue enhancements and streamlining our work functions and outside legal collection services related to nonperforming loans. Data processing expenses increased $725,000 (247%) primarily as a result of outsourcing part of the Company's data processing functions. Merchant credit card costs increased as a result of an increase in services provided to merchant customers.

Merger and integration costs totaling $4.6 million ($2.8 million after taxes, or $0.21 per share) were recorded in 1996 in connection with the El Capitan and CoBank mergers. Such costs relate primarily to separation and benefit costs, professional, legal and investment banking fees, facilities termination costs and other merger related costs.

As a result of the El Capitan and CoBank mergers, annual cost savings in excess of $3 million are projected to be achieved through consolidation of operations and elimination of duplicate services. The timing and extent to which any additional operating cost savings will be achieved depends on, among other things, the regulatory environment and economic conditions and may be affected by unanticipated changes in business activities, inflation and operating costs. Therefore, no assurance can be given with respect to the ultimate level of cost savings to be realized, or that such savings will be realized in the time frame currently anticipated.

The efficiency ratio excluding, merger and integration costs for the six months ended June 30, 1996, increased to 64.02% as compared to 63.78% for the same period in 1995. However, the efficiency ratio in the second quarter of 1996 improved to 61.80% as compared to 63.28% for the comparable period in 1995. This improvement reflects, among other things, cost savings anticipated to be realized by the Company as a result of the consolidation of operations related to the two recently completed acquisitions.

BALANCE SHEET ANALYSIS

For the six months ended June 30, 1996, as compared to December 31, 1995, the Company's total loans, total assets, and total deposits decreased by $25,881,000, or 3%, $131,976,000, or 9%, and $120,829,000, or 10%, respectively.
The decreases in loans, assets and deposits resulted primarily from decreases in loan demand and a planned reduction in high-cost time deposits as well as seasonal and anticipated merger-related decreases in deposits.

SECURITIES PORTFOLIO

Securities available for sale totaled $182,589,000 at June 30, 1996 compared to $249,586,000 at December 31, 1995. Maturities of U.S. Government agency securities accounted for the majority of the decrease. Additionally, the available-for-sale securities portfolio had net unrealized losses of approximately 2.54% of the portfolio compared to .37% at December 31, 1995, principally due to the rising interest rate environment.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Securities held to maturity totaled $21,007,000 at June 30, 1996 compared to $65,646,000 at December 31, 1995. Maturities of U.S. Government agency securities accounted for the majority of the decrease.

LOAN PORTFOLIO

The Company concentrates its lending activities in four principal areas: commercial; real estate-construction; real estate-mortgage; and installment loans. Interest rates charged for loans made by the Company vary with the degree of risk, the size and maturity of the loan, the borrowers' depository relationships with the Company, and prevailing market rates.

The following table sets forth the amount of loans outstanding by type of credit extension as of the periods indicated.

                                                                    JUNE 30, 1996                    DECEMBER 31, 1995
                                                              -------------------------          --------------------------
                                                                DOLLAR        PERCENT              DOLLAR         PERCENT
                                                                AMOUNT        OF LOANS             AMOUNT         OF LOANS
                                                              --------        ---------          ---------       ----------
LOAN CATEGORIES:                                                             (DOLLAR AMOUNTS IN THOUSANDS)
Commercial                                                    $449,661           53%              $443,660           51%
Real estate - construction                                      77,234            9                 74,720            8
Real estate - mortgage                                         117,376           14                136,278           16
Installment                                                    190,510           23                205,869           24
Other                                                            5,087            1                  5,222            1
                                                              --------          ---               ---------          ---
   Total loans                                                 839,868          100%               865,749          100%
Less allowance for loan losses                                 (12,599)                            (14,986)
                                                              --------                            ---------
   Net loans                                                  $827,269                            $850,763
                                                              ========                            =========

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

Management believes that the decrease in the Company's loans since December 31, 1995 is attributable, in part, to an emphasis on reducing the levels of criticized/classified and nonperforming loans and to the implementation of plans of new members of the Company's executive management to reposition the mix of the Company's loan portfolio. The Company's loan portfolio mix is changing toward further reliance on commercial lending, in particular to agribusiness concerns, increased consumer lending and a focus upon residential construction lending as opposed to longer-term real estate mortgages. Following this transitional period, management anticipates further growth in these areas compared to other components of the Company's loan portfolio.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMMERCIAL

The Company's commercial, financial and agribusiness loans, referred to herein as commercial loans, totaled $449,661,000 and $443,660,000 or 53% and 51% of the Company's total loans at June 30, 1996 and December 31, 1995, respectively. Commercial loans consist primarily of short- to medium-term financing for small- to medium-sized businesses and professionals located in Central California. Commercial loans are diversified as to industries and types of businesses, with no material industry concentrations and a profile which the Company believes generally reflects the economy of Central California. Approximately 34% of total loans at June 30, 1996 are commercial loans which are unsecured or secured by various assets, including equipment, receivables, deposits and other assets. The primary source of loan repayment is the cash flow from operations while the collateral represents a secondary source of repayment. Loan-to-value ratios generally range from approximately 40% to 80%, depending on the nature of the collateral. Approximately 20% of total loans at June 30, 1996 are commercial loans secured by real estate, but since commercial loans are typically repaid through cash flows from the borrower's business, they are not classified by the Company as real estate-mortgage loans. For agricultural businesses, loan-to-value ratios generally range from 50% to 60% for agricultural development loans and up to 70% for other purposes. For other commercial business loans secured by real estate, loan-to-value ratios approximate 65% to 70%. The Company also makes commercial loans that are guaranteed by the SBA and the Valley Small Business Corporation ranging from 85% to 90% of the balance.

REAL ESTATE - CONSTRUCTION LOANS

Real estate-construction loans are primarily for residential housing. The primary market focus is toward local developers and small residential projects located in the Company's market area. The economic viability of the project and the borrower's past development record and credit worthiness are primary considerations in the loan underwriting decision. The Company's real estate-construction loan portfolio at June 30, 1996 and December 31, 1995 totaled $77,234,000 and $74,720,000 or 9% and 8%, respectively, of total loans.

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

REAL ESTATE - MORTGAGE LOANS

As of June 30, 1996 and December 31, 1995, the Company's real estate-mortgage loans totaled $117,376,000 and $136,278,000 or 14% and 16%, respectively, of its total loans. These loans are collateralized by properties located primarily in Central California. Nonresidential loans (representing 9% of total loans at June 30, 1996) are primarily "mini-perm" (medium-term) commercial real estate mortgages, with maturities generally ranging from five to seven years. Residential mortgage loans totaled approximately $44,297,000 at June 30, 1996.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Real estate-mortgage and construction lending entail potential risks which are not inherent in other types of loans. These potential risks include declines in market values of underlying real property collateral and, with respect to construction lending, delays or cost overruns which could expose the Company to loss. In addition, risks in commercial real estate lending include declines in commercial real estate values, general economic conditions surrounding the commercial real estate properties, and vacancy rates. A decline in the general economic conditions or real estate values within the Company's market area could have a negative impact on the performance of the loan portfolio or value of the collateral. Because the Company lends primarily within its market area, the real property collateral for its loans is similarly concentrated, rather than diversified over a broader geographic area. The Company could therefore be adversely affected by a decline in real estate values in the Company's target market, even if real estate values elsewhere in California generally remained stable or increased.

INSTALLMENT LOANS

At June 30, 1996 and December 31, 1995, installment loans aggregated approximately $190,510,000 and $205,869,000, or 23% and 24%, respectively, of total loans. Approximately 11% and 12% of total loans at June 30, 1996 are installment loans which are secured by real estate and installment loans unsecured or secured by other collateral, respectively. Included in this loan category are home equity lines, home equity loans, automobile loans, home improvement loans and swimming pool loans. The ratio of loans to appraised values range from up to 80% for home equity lines, 85% for home equity loans, 90% for home improvement loans, and 100% for automobile loans.

CREDIT RISK MANAGEMENT AND ASSET QUALITY

Management believes that the objective of a sound credit policy is to extend quality loans on a diversified basis to customers while controlling risks affecting stockholders and depositors. The Credit Quality Committee, made up of members of the Board of Directors of ValliWide, approves credit policy and reviews asset quality and compliance with credit policy. ValliCorp maintains a loan review staff as part of its internal audit function that examines the loan portfolios of its subsidiary bank for compliance with established standards. Executive management, senior lending officers and senior credit officers also perform reviews of loan quality and monitor, on a periodic basis, the progress of watch-list loans requiring an action plan for rehabilitation or refinancing. In addition, credit underwriting guidelines are periodically reviewed and adjusted to reflect current economic conditions.

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

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

becoming 90 days delinquent.

Loans for which collateral has been repossessed or foreclosed upon are classified as "OREO" ("Other Assets" for personal property collateral) on the Company's financial statements. In accordance with SFAS No. 114, a loan is classified "OREO" when the Company has taken possession of the collateral regardless of whether formal foreclosure proceedings take place.

The Company values its OREO properties at the lower of the net carrying amount or fair value, less selling expenses, based on appraisals generally performed at the time the property is acquired. Management's objective is to dispose of these properties in an expeditious manner in an effort to minimize holding costs which may result in the Company realizing less than book value. Due to possible market fluctuations in real estate values, management can give no assurance that the recorded values of OREO properties will ultimately be realized upon disposition.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NONPERFORMING ASSETS

The table below sets forth information about nonperforming assets and accruing loans 90 days or more past due. Management's classification of a loan as nonaccrual or restructured does not measurably indicate the principal of the loan is uncollectible in whole or in part.

                                                                           DECEMBER 31,
                                             JUNE 30,   -----------------------------------------------
                                              1996        1995      1994       1993     1992     1991
                                             ---------   -------   --------   -------   -------   ------
                                                            (DOLLAR AMOUNTS IN THOUSANDS)

Nonaccrual loans.....................        $11,106    $17,480   $ 7,303    $ 6,059   $4,930    $3,259
Restructured loans...................            257        257       558        933      830       900
                                             -------    -------   -------    -------   ------    ------
Nonperforming loans..................         11,363     17,737     7,861      6,992    5,760     4,159
Other real estate owned..............          2,892      2,512     3,665      3,537    1,771     1,506
                                             -------    -------   -------    -------   ------    -----
 Total nonperforming assets..........        $14,255    $20,249   $11,526    $10,529   $7,531    $5,665
                                             =======    =======   =======    =======   ======    =====

Accruing loans 90-days past due......        $ 2,874    $ 1,451   $ 3,073    $ 1,195   $1,517    $1,640
                                             =======    =======   =======    =======   ======    =====

Nonperforming loans to total loans...           1.35%      2.05%     0.89%      0.97%    1.04%    0.79%
Nonperforming assets:
 To total loans......................           1.70%      2.34%     1.31%      1.46     1.36%    1.07%
 To total loans and OREO.............           1.69       2.33      1.30       1.45     1.36     1.07
 To total assets.....................           1.13       1.46      0.87       0.87     0.88     0.70

At June 30, 1996, nonperforming assets decreased approximately $6 million (30%) from December 31, 1995 to $14 million. Nonaccrual loans decreased approximately 36% primarily due to charge-offs of approximately $3.5 million primarily related to previously identified problem loans and a reclassification of $3.3 million of foreclosed properties to OREO. The most significant decrease in nonaccrual loans occurred in the commercial and real estate-construction loan categories with balances at December 31, 1995 of approximately $9.8 million and $4.9 million, respectively decreasing to $8.1 million and $1.3 million respectively at June 30, 1996.

The net increase in OREO of $380,000 is a result of transferring $3.3 million of foreclosed properties offset by the sale of OREO properties. The foreclosed properties were mainly comprised of two real estate-construction loans totaling $2.6 million, one of which was sold for an amount in excess of its book value. The remaining real estate-construction loan of $1.6 million represents the majority of the OREO balance at June 30, 1996.

While management believes the overall credit quality of the loan portfolio has improved, total nonaccrual balances may fluctuate from quarter to quarter based upon various factors including changes in economic conditions within the Company's target market.

Although the volume of nonperforming assets and accruing loans 90-days past due will depend on the future economic environment, management of the Company has identified approximately $1.9 million in potential problem loans as to which it has serious doubts as to the ability of the borrowers to comply with the present repayment terms and which may become nonperforming assets or accruing loans 90-days past due, based on known information about possible credit problems of the borrower.

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

A formal evaluation of the overall quality of the portfolio is performed monthly to determine the necessary level of the allowance for loan losses. This evaluation takes into consideration, among other factors, specific knowledge of certain loans, general economic conditions, the classification of loans and the application of loss estimates to these classifications. The Company classifies loans as pass, watch, special mention, substandard, doubtful, or loss based on classification criteria believed to be consistent with the criteria applied by the Company's banking examiners. These classifications and loss estimates take into consideration all sources of repayment, underlying collateral, the value of such collateral, and current and anticipated economic conditions, trends, and uncertainties. These processes provide management with data that helps to identify and estimate the credit risk inherent in the portfolio so that management may identify potential problem loans on a timely basis. However, this evaluation is inherently subjective as it requires material estimates including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. The allowance for loan losses reflects the result of these estimates. In addition, various banking regulatory agencies periodically review the allowance for loan losses as part of their examination process. Such agencies may require the Company to recognize additions to the allowance based on their judgments of information available to them at the time of their examination. Their findings are reflected in the calculation of the allowance as well as considered in the continuing evaluation of the Company's policies and procedures. At June 30, 1996, the $12,599,000 allowance for loan losses constituted 1.50% of total loans and 111% of nonperforming loans.

The provision for loan losses for the six months ended June 30, 1996 was $3,527,000 as compared to $1,762,000 for the corresponding period in 1995. Net charge-offs during the six months ended June 30, 1996 totaled $5,914,000 as compared to $465,000 for the same period in 1995. The increase in the provision for loan losses reflects additional amounts for impaired loans as deemed necessary to maintain reserves at levels considered adequate by management. The increase in net charge-offs is primarily related to previously identified problem loans and the effect of the two mergers which were completed during the first quarter of 1996 (refer to "Nonperforming Assets").

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

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table provides a summary of the Company's allowance for loan losses and charge-off and recovery activity for the periods indicated.

                                                                        SIX            SIX            YEAR
                                                                   MONTHS ENDED    MONTHS ENDED       ENDED
                                                                     JUNE 30,        JUNE 30,     DECEMBER 31,
                                                                       1996            1995           1995
                                                                   ------------    ------------   -------------
                                                                           (DOLLAR AMOUNTS IN THOUSANDS)
Allowance for loan losses:
 Balance at beginning-of-period                                        $ 14,986        $ 14,130       $ 14,130
 Provision for loan losses                                                3,527           1,762          9,633
 Charge-offs:
  Commercial, financial and agribusiness                                  3,061             416          4,362
  Real estate - construction                                              1,834               -            109
  Real estate - mortgage                                                     75             158          3,515
  Installment                                                             1,838             220          1,346
  Other                                                                       -               9            116
                                                                       --------        --------       --------
  Total charge-offs                                                       6,808             803          9,448
 Recoveries:
  Commercial, financial and agribusiness                                    213             217            400
  Real estate - construction                                                  -               2              -
  Real estate - mortgage                                                     28              17             26
  Installment                                                               653              92            227
  Other                                                                       -              10             18
                                                                       --------        --------       --------
  Total recoveries                                                          894             338            671
                                                                       --------        --------       --------
 Net charge-offs                                                          5,914             465          8,777
                                                                       --------        --------       --------
 Balance at end-of-period                                              $ 12,599        $ 15,427       $ 14,986
                                                                       ========        ========       ========

Loans outstanding at end-of-period                                     $839,868        $906,130       $865,749
Average loans                                                           839,694         872,608        883,508
Net charge-offs during the period to average loans (annualized)            1.43%           0.11%          0.99%
Allowance for loan losses
  To total loans                                                           1.50%           1.74%          1.73%
  To nonperforming loans                                                    111              88             84
  To nonperforming assets                                                    88              75             74

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



CAPITAL RESOURCES

Stockholders' equity decreased $3,570,000 during the six months ended June 30, 1996. The decrease was primarily attributable to the repurchase of common stock of $5,250,000 and the net-of-tax effect of the change in unrealized losses on securities available for sale of $2,183,000 offset by net income of $3,985,000. Through June 30, 1996, the Company has repurchased 329,000 common shares to be issued in connection with the Auburn merger.

ValliCorp and its subsidiary are required to maintain minimum capital ratios defined by various federal government regulatory agencies. These regulatory agencies have established risk-based capital guidelines, which include minimum capital requirements.

The following table presents the Company's capital positions under the regulatory guidelines:


                                                                           MINIMUM
                                             JUNE 30,    DECEMBER 31,      CAPITAL
                                              1996          1995           RATIOS
                                            ---------   -------------   ------------
CAPITAL RATIOS:
Total risk-based capital ratio                 13.97%        13.40%          8.00%
Tier 1 capital to risk-weighted assets         12.70         12.11           4.00
Leverage ratio                                  9.27          8.76       3.00 - 5.00

At June 30, 1996, ValliCorp and its subsidiary bank exceeded all applicable federal capital standards.

The Company is subject to regulation and examination by the Board of Governors of the Federal Reserve System (the "Federal Reserve"). ValliWide is subject to regulation and examination by the Federal Reserve and the California State Banking Department. ValliCorp and ValliWide promptly respond to findings of regulators. Following a 1995 examination of ValliCorp by the Federal Reserve and of ValliWide by the Federal Reserve and California State Banking Department, the Board of Directors of ValliCorp and ValliWide adopted resolutions directing management of ValliCorp and ValliWide to address certain matters related to the establishment of loan loss reserves, loan classification and administration, liquidity and asset/liability management planning and analysis, and the management of certain functions, and to report actions taken on such matters to the Federal Reserve and the California State Banking Department. The adoption of such resolutions is not expected to have a material adverse effect on the Company's liquidity, capital resources, or results of operations.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND ASSET/LIABILITY MANAGEMENT

The primary objectives of the asset/liability management process are to provide a stable net interest margin, generate net interest income to meet the Company's earnings objectives and manage balance sheet risks. These risks include liquidity risk, capital adequacy and overall interest rate risk inherent in the Company's balance sheet. In order to manage its interest rate sensitivity, the Company has adopted policies which attempt to limit the change in net interest income assuming various interest rate scenarios. This is accomplished by adjusting the repricing characteristics of the Company's assets and liabilities as interest rates change. The Company's Asset/Liability Committee chooses strategies in conformance with its policies to achieve an appropriate trade off between interest rate sensitivity and the volatility of net interest income and net interest margin.

The Company's policy has been to maintain an adequate liquidity position which, in addition to cash and cash equivalents, relies on cash inflows principally from deposits, repayments of principal on loans and securities, and interest earned. The Company's principal cash outflows are for loan origination, purchases of securities, depositor withdrawals, and payment of operating expenses.

At June 30, 1996, the Company's cash and cash equivalents totaled $166 million, an increase of $5 million from the balance at December 31, 1995. Operating activities of the Company provided $3,950,000 primarily related to the Company's net income of $3,985,000. Investing activities provided $132 million primarily due to maturities of securities exceeding purchases by $107 million. The Company's financing activities decreased cash and cash equivalents by an additional $131 million principally due to a decrease of $121 million in deposits.

The Company has borrowing capacity from various sources to provide necessary liquidity. The Company has arranged unsecured federal funds lines of credit in the amount of approximately $100 million with five major correspondent banks to provide funds in periods of temporary declines in deposits. The Company has additional sources of short-term credit through repurchase borrowing arrangements with various brokerage firms.

Liquidity management is a focus of VallliCorp as well as ValliWide. Aside from accessing the capital markets, ValliCorp's primary source of liquidity is dividends from ValliWide. There are potential restrictions which could be placed on dividends from ValliWide; however, management believes that adequate dividends will be received to meet ValliCorp's cash flow needs through 1996.

Through interest rate sensitivity management, the Company seeks to manage net interest margins and to enhance consistent growth of net interest income through periods of changing interest rates. The difference between the amount of assets and liabilities that are repricing in various time frames is called the "Gap." Generally, if repricing assets exceed repricing liabilities in a given time period, the Company would be "asset sensitive" or, if repricing liabilities exceed repricing assets, the Company would be "liability sensitive".

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


                                                                              JUNE 30, 1996
                                            ---------------------------------------------------------------------------------
                                                                       AFTER THREE   AFTER ONE
                                                         NEXT DAY BUT  MONTHS BUT    YEAR BUT         AFTER
                                                         WITHIN THREE   WITHIN 12   WITHIN FIVE       FIVE
                                            IMMEDIATELY     MONTHS       MONTHS        YEARS          YEARS          TOTAL
                                            ------------   ---------   ----------   ------------   ------------   -----------
                                                                             (IN THOUSANDS)

INTEREST RATE SENSITIVITY GAP:
Loans/(1)/...............................      $517,179    $ 21,534     $ 61,106       $129,311       $ 99,632    $  828,762
Securities...............................             -      36,566       38,729         77,432         50,869       203,596
Federal funds sold and other.............             -      80,200            -              -              -        80,200
                                               --------    --------     --------       --------       --------    ----------
     Total interest earning assets.......      $517,179    $138,300     $ 99,835       $206,743       $150,501    $1,112,558
                                               ========    ========     ========       ========       ========    ==========

Interest-bearing
    transaction accounts.................      $321,361    $      -     $      -       $      -       $      -    $  321,361
Savings accounts.........................       162,793           -            -              -              -       162,793
Certificates of deposit..................             -     108,373      180,828         44,753             76       334,030
Federal funds purchased and repurchase
    agreements...........................             -       6,000            -              -              -         6,000
Debt financing...........................        20,887           -            -              -              -        20,887
                                               --------    --------     --------       --------       --------    ----------
     Total interest-bearing
        liabilities......................      $505,041    $114,373     $180,828       $ 44,753       $     76    $  845,071
                                               ========    ========     ========       ========       ========    ==========

Interest rate sensitivity gap/(2)/.......      $ 12,138    $ 23,927     $(80,993)      $161,990       $150,425    $  267,487

Cumulative gap...........................      $ 12,138    $ 36,065     $(44,928)      $117,062       $267,487

Cumulative gap percentage to interest
    earning assets.......................             1%          3%          (4)%           11%            24%

(1) Excludes nonaccrual loans of $11,106.
(2) Does not assume prepayments of interest-earning assets or run-off of interest-bearing liabilities.

Based upon the above repricing schedule, at June 30, 1996, the Company was "liability sensitive" with respect to interest-earning assets and interest-bearing liabilities repricing within one year. Because approximately $45 million of interest-bearing liabilities in excess of interest-earning assets reprice within one year, management expects that, in an increasing rate environment, the Company's net interest margin would tend to decrease and, in a decreasing rate environment, the Company's net interest margin would be expected to increase as liabilities would generally reprice more quickly than assets.
The Company supplements its gap analysis with simulations of net interest income under a variety of alternative market interest-rate scenarios. The Company manages its interest rate risk by emphasizing loan products which have variable interest rates and deposit products which are short-term in duration.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


EFFECT OF CHANGING PRICES

The majority of assets and liabilities of a financial institution are monetary in nature and, therefore, differ greatly from most commercial and industrial companies that have significant investments in fixed assets or inventories. However, inflation does have an important impact on the growth of total assets in the banking industry and the resulting need to increase equity capital in order to maintain an appropriate equity-to-assets ratio. An important effect of this has been the reduction in the proportion of earnings paid out as dividends by some banking organizations. Another significant effect of inflation is on other expense which tends to rise during periods of general inflation.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)  Exhibit Index

    Exhibit Number    Description
    --------------    -----------
         27           Financial Data Schedule


b)  Reports on Form 8-K - None

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           VALLICORP HOLDINGS, INC.



Date: August  9, 1996               By   /s/ J. Mike McGowan
      --------------------------      -----------------------------------------
                                    J. Mike McGowan
                                    Chairman and
                                    Chief Executive Officer
                                    (Principal Executive Officer)



Date: August  9, 1996               By   /s/ Wolfgang T.N. Muelleck
      ------------------------        ------------------------------------------
                                    Wolfgang T.N. Muelleck
                                    Executive Vice President
                                    Chief Financial Officer
                                    (Principal Financial and
                                    Accounting Officer)