Form 10-Q
period 1996-09-30
VALLICORP HOLDINGS INC
filed 1996-11-14
CIK 849865

                                   FORM 10-Q

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 1996
                               -------------------

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to _____________________
Commission file number: 0-18202
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

                        Yes  X          No
                           --------        ----------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                          COMMON STOCK, $.01 PAR VALUE
              13,981,944 SHARES OUTSTANDING AS OF NOVEMBER 4, 1996

                                     INDEX
                            VALLICORP HOLDINGS, INC.


PART I - FINANCIAL INFORMATION                                              Page
------------------------------                                              ----

Item 1.  Financial Statements

         Unaudited Consolidated Balance Sheets-
         September 30, 1996 and December 31, 1995...........................   3

         Unaudited Consolidated Statements of Income -
         Three Months and Nine Months Ended September  30, 1996 and 1995....   4

         Unaudited Consolidated Statements of Cash Flows -
         Nine Months Ended September 30, 1996 and 1995......................   5

         Notes to Unaudited Consolidated Financial Statements...............   6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations..........................................  11

PART II - OTHER INFORMATION
---------------------------

Item 6.  Exhibits and Reports on Form 8-K...................................  27

SIGNATURES..................................................................  28
----------

                            VALLICORP HOLDINGS, INC.
                     UNAUDITED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                SEPTEMBER 30,    DECEMBER 31,
                                                                     1996            1995
                                                                --------------   -------------
                                                                                  (RESTATED)
ASSETS
  Cash and due from banks                                          $  111,614      $  103,004
  Federal funds sold and repurchase agreement                          77,700          57,770
                                                                   ----------      ----------
      Cash and cash equivalents                                       189,314         160,774

Loans held for sale                                                     3,898           5,158
  Securities:
    Available for sale                                                178,551         249,586
    Held to maturity (market value $20,224
      in 1996 and $66,074 in 1995)                                     20,103          65,646
                                                                   ----------      ----------
        Total securities                                              198,654         315,232

  Loans                                                               881,286         865,749
  Allowance for loan losses                                           (15,387)        (14,986)
                                                                   ----------      ----------
        Net loans                                                     865,899         850,763

  Premises and equipment, net                                          29,857          25,919
  Accrued interest receivable                                           9,604          11,201
  Other assets                                                         32,329          20,988
                                                                   ----------      ----------
        Total assets                                               $1,329,555      $1,390,035
                                                                   ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
  Deposits:
     Noninterest-bearing transaction accounts                      $  292,792      $  300,746
     Interest-bearing transaction and savings accounts                517,503         526,274
     Certificates of deposit, $100,000 and over                       124,439         136,284
     Other time deposits                                              216,216         258,082
                                                                   ----------      ----------
        Total deposits                                              1,150,950       1,221,386

     Federal funds purchased and repurchase agreements                  8,700          10,410
     Other liabilities                                                  9,133          10,186
     Debt financing                                                    21,396          20,932
                                                                   ----------      ----------
        Total liabilities                                           1,190,179       1,262,914

STOCKHOLDERS' EQUITY
     Preferred stock, $.01 par value; authorized 5,000,000
       shares, none issued                                                  -               -
     Common stock, $.01 par value; authorized 40,000,000
       shares, issued 13,973,148 shares in 1996 and
       13,266,088 in 1995, including treasury shares                      140             133
     Paid-in capital                                                   94,097          84,135
     Retained earnings                                                 47,183          43,389
     Net unrealized securities losses, net of income taxes             (2,037)           (536)
     Treasury stock at cost (428 shares)                                   (7)              -
                                                                   ----------      ----------
        Total stockholders' equity                                    139,376         127,121
                                                                   ----------      ----------
        Total liabilities and stockholders' equity                 $1,329,555      $1,390,035
                                                                   ==========      ==========

See notes to unaudited consolidated financial statements.

                           VALLICORP HOLDINGS, INC.
                  UNAUDITED CONSOLIDATED STATEMENTS OF INCOME


                                                        THREE MONTHS ENDED       NINE MONTHS ENDED
                                                          SEPTEMBER 30,            SEPTEMBER 30,
                                                           1996       1995       1996       1995
                                                        --------------------   -------------------
                                                     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
 INTEREST INCOME
  Loans, including fees                                  $20,161    $22,614    $61,000    $67,388
  Securities                                               3,007      3,826      9,703     12,188
  Federal funds sold and other                             1,008        853      3,369      2,068
                                                         -------    -------    -------    -------
   Total interest income                                  24,176     27,293     74,072     81,644

INTEREST EXPENSE
  Deposits                                                 7,013      9,117     21,656     25,989
  Debt financing                                             335        442        996      1,341
  Other                                                      117         88        360        194
                                                         -------    -------    -------    -------
   Total interest expense                                  7,465      9,647     23,012     27,524
                                                         -------    -------    -------    -------
NET INTEREST INCOME                                       16,711     17,646     51,060     54,120

PROVISION FOR LOAN LOSSES                                 (2,102)    (6,051)    (5,629)    (7,813)
                                                         -------    -------    -------    -------
   Net interest income after provision
    for loan losses                                       14,609     11,595     45,431     46,307

OTHER INCOME
  Service charges on deposits                              2,569      2,352      7,254      6,981
  Mortgage banking                                           177        171        542        559
  Gain/(loss) on sale of securities                            9        (16)        22       (145)
  Other                                                      801        728      2,580      1,931
                                                         -------    -------    -------    -------
   Total other income                                      3,556      3,235     10,398      9,326

OTHER EXPENSE
  Salaries and employee benefits                           5,816      6,176     17,486     18,939
  Occupancy                                                1,661      1,482      4,847      4,205
  Equipment and maintenance                                1,164      1,214      3,532      3,478
  Merger and integration costs                               538        154      5,121        280
  Other                                                    4,800      4,504     13,938     13,904
                                                         -------    -------    -------    -------
   Total other expense                                    13,979     13,530     44,924     40,806
                                                         -------    -------    -------    -------

Income before income taxes                                 4,186      1,300     10,905     14,827
Income taxes                                               1,737        554      4,471      5,934
                                                         -------    -------    -------    -------
   NET INCOME                                            $ 2,449    $   746    $ 6,434    $ 8,893
                                                         =======    =======    =======    =======

EARNINGS PER SHARE  - PRIMARY & FULLY-DILUTED            $  0.18    $  0.06    $  0.48    $  0.66
                                                         =======    =======    =======    =======


DIVIDENDS PER SHARE PAID BY VALLICORP                    $  0.10    $  0.09    $  0.30    $  0.27
                                                         =======    =======    =======    =======

See notes to unaudited consolidated financial statements.

                            VALLICORP HOLDINGS, INC.
                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 NINE MONTHS ENDED
                                                                                   SEPTEMBER 30,
                                                                                1996           1995
                                                                               ---------------------
                                                                                  (IN THOUSANDS)
OPERATING ACTIVITIES
 Net income                                                                    $   6,434    $  8,893
 Adjustments to reconcile net income
 to net cash provided by operating activities:
  Provision for possible loan losses                                              5,629       7,813
  Provision for losses on other real estate owned                                   876         713
  Depreciation and amortization                                                   4,210       4,453
  Originations of loans held for sale, net of principal collected               (49,253)    (39,475)
  Proceeds from loan sales                                                       50,853      38,057
  Decrease in accrued interest receivable                                         2,362       2,067
  Increase in other assets                                                      (10,449)     (4,873)
  Decrease in other liabilities                                                  (3,736)     (3,701)
  Other operating activities, net                                                  (661)       (302)
                                                                              ---------    --------
  Net cash provided by operating activities                                       6,265      13,645

INVESTING ACTIVITIES
 Net cash obtained in merger                                                      4,370           -
 Proceeds from sales of securities available for sale                                 -      35,583
 Proceeds from maturities of securities available for sale                       87,922      35,158
 Purchases of securities available for sale                                     (15,169)    (36,118)
 Proceeds from maturities of securities held to maturity                         43,630      20,940
 Net decrease (increase) in loans including loan participations                  48,154     (30,594)
 Purchases of premises and equipment                                             (6,744)     (3,526)
 Proceeds from premises and equipment disposals                                   2,902         315
 Proceeds from sale of other real estate owned                                    3,072       1,630
                                                                              ---------    --------
     Net cash provided by investing activities                                  168,137      23,388

FINANCING ACTIVITIES
 (Decrease) increase in deposits                                               (136,256)     18,588
 (Decrease) increase in federal funds purchased and repurchase agreements        (1,710)      1,050
 Decrease in debt financing agreements                                               (5)         (5)
 Issuance of common stock                                                         1,885         797
 Treasury stock purchases                                                        (5,250)          -
 Cash dividends                                                                  (4,526)     (2,836)
                                                                              ---------    --------
     Net cash (used in) provided by financing activities                       (145,862)     17,594
                                                                              ---------    --------
 Increase in cash and cash equivalents                                           28,540      54,627
 Cash and cash equivalents at beginning of period                               160,774     106,968
                                                                              ---------    --------

     CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $ 189,314    $161,595
                                                                              =========    ========
----------------------------------------------------------------------------------------------------
SUPPLEMENTAL CASH FLOW INFORMATION
 Interest paid                                                                $  23,672    $ 26,921
 Income taxes paid                                                                5,922       6,385
 Transfers of loans to other real estate owned                                    4,757       1,912
 Conversion of subordinated notes into common stock                                  63         163
 Financing sales of premises and other real estate owned                            345         333
 Common stock issued for Auburn Bancorp merger                                   13,300           -
----------------------------------------------------------------------------------------------------

See notes to unaudited consolidated financial statements.

                            VALLICORP HOLDINGS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - ACCOUNTING POLICIES

BASIS OF PRESENTATION: The accompanying consolidated financial statements include the effect of the first quarter 1996 acquisitions of El Capitan Bancshares, Inc. (El Capitan) and CoBank Financial Corporation (CoBank), both of which were accounted for as poolings-of-interests. These financial statements include the accounts of ValliCorp Holdings, Inc. (ValliCorp) and its wholly owned subsidiary, ValliWide Bank (ValliWide), hereinafter collectively referred to as the "Company". Accordingly, the financial information included in the consolidated financial statements and notes thereto presents the combined financial condition and results of operations of ValliCorp, El Capitan, and CoBank as if the mergers had been in effect for all periods presented. All significant intercompany balances and transactions have been eliminated in consolidation.

These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles on a basis consistent with the accounting policies reflected in the audited consolidated financial statements included in ValliCorp's Annual Report for the year ended December 31, 1995. The unaudited consolidated financial statements do not, however, include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Refer to the supplemental consolidated financial statements for the year ended December 31, 1995 included in the Company's Registration Statement on Form S-4 filed with the Securities and Exchange Commission (Registration 333-06411 dated June 20, 1996) for additional information and the complete financial statements, which have been restated to give effect to the 1996 acquisitions of El Capitan and CoBank accounted for as poolings-of-interests. In the opinion of management, the unaudited interim consolidated financial statements contained herein reflect all adjustments (all of which are of a normal and recurring nature) necessary for a
fair statement of the results for the interim periods presented.   The operating
results for the interim periods presented are not necessarily indicative of the results that may be expected for any other interim period or for the year as a whole.

RECLASSIFICATIONS: Certain reclassifications have been made to prior year balances to conform to current year presentation.

                            VALLICORP HOLDINGS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE B - MERGERS AND ACQUISITIONS

EL CAPITAN: On February 2, 1996, El Capitan, together with its wholly-owned subsidiary, El Capitan National Bank, were merged with and into ValliCorp and ValliWide, respectively. Pursuant to the amended Agreement and Plan of Reorganization, each outstanding share of El Capitan common stock was exchanged for 2.3286 shares of ValliCorp's common stock, resulting in approximately 2 million shares being issued. At the date of the merger, El Capitan had unaudited total assets of $128 million, including $63 million in loans and $48 million in securities, and total unaudited liabilities of $113 million, including $112 million in deposits. The merger was accounted for as a pooling-of-interests.

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

                                                        YEARS ENDED
                                                        DECEMBER 31,
                                               --------------------------------
                                                  1995      1994      1993
                                               --------------------------------
                                       (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
NET INTEREST INCOME:
 ValliCorp                                     $59,364   $54,422   $37,605
 El Capitan                                      6,849     7,503     7,902
 CoBank                                          6,096     5,158     4,590
                                               -------   -------   -------
  Combined                                     $72,309   $67,083   $50,097
                                               =======   =======   =======

NET INCOME:
 ValliCorp                                     $10,247   $ 7,794   $ 8,116
 El Capitan                                      1,045     1,882     2,317
 CoBank                                            510       775       803
                                               -------   -------   -------
  Combined                                     $11,802   $10,451   $11,236
                                               =======   =======   =======

FULLY DILUTED EARNINGS PER SHARE:
 ValliCorp                                     $  0.98   $  0.75   $  1.08
 El Capitan                                       1.22      2.21      2.73
 CoBank                                           0.60      0.97      0.95
  Combined                                        0.87      0.78      1.07


                           VALLICORP HOLDINGS, INC.
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - MERGERS AND ACQUISITIONS - CONTINUED

AUBURN BANCORP: On September 13, 1996, Auburn Bancorp (Auburn), together with its wholly-owned subsidiary, The Bank of Commerce, N.A., were merged with and into ValliCorp and ValliWide, respectively. The transaction was accounted for using the purchase method of accounting and, accordingly, the results of operations for Auburn have been included in the consolidated financial statements for periods subsequent to the consummation of the merger. Under this method of accounting, the purchase price is allocated to the respective assets acquired and liabilities assumed based on their estimated fair values, net of applicable income taxes. Pursuant to the Agreement and Plan of Reorganization, each outstanding share of Auburn common stock was exchanged for 0.8209 shares of ValliCorp common stock resulting in approximately 845,000 shares of its common stock being issued and valued at $15.25 per share, ValliCorp's stock price at the Auburn merger announcement in March 1996. The purchase price of the Auburn merger totaled $13.3 million in stock, including professional fees and other merger related expenses. At the merger date, the fair value of the assets acquired totaled approximately $76 million, including loans of approximately $57 million, securities of approximately $3 million and intangible assets of $9 million and the fair value of liabilities assumed was approximately $71 million, including deposits of $66 million.

NOTE C - SECURITIES

The amortized cost and approximate fair value of securities available for sale are as follows:

                                                          SEPTEMBER 30, 1996       DECEMBER 31, 1995
                                                          --------------------   ---------------------
                                                          AMORTIZED     FAIR      AMORTIZED     FAIR
                                                           COST        VALUE       COST        VALUE
                                                          ---------   ---------   ---------   ---------
                                                                        (IN THOUSANDS)
U.S. Treasury securities                                  $ 34,349    $ 34,212    $ 55,506    $ 55,417
U.S. Government agencies                                    69,839      68,011     115,751     115,131
U.S. Government agency mortgage-
  backed securities                                         50,685      48,398      56,120      54,906
State and political subdivisions                            19,223      19,906      15,503      16,496
Other securities                                             8,029       8,024       7,626       7,636
                                                          --------    --------    --------    --------
                                                          $182,125    $178,551    $250,506    $249,586
                                                          ========    ========    ========    ========


The amortized cost and approximate fair value of securities held to maturity are as follows:

                                                             SEPTEMBER 30, 1996     DECEMBER 31, 1995
                                                           --------------------   ---------------------
                                                           AMORTIZED     FAIR     AMORTIZED      FAIR
                                                             COST       VALUE        COST        VALUE
                                                           --------    --------    --------    --------
                                                                            (IN THOUSANDS)
U.S. Treasury securities                                   $    998    $    988    $    982    $    996
U.S. Government agencies                                      1,179       1,167      42,578      42,534
U.S. Government agency mortgage-
  backed securities                                           7,570       7,392       8,258       8,222
State and political subdivisions                             10,356      10,677      13,828      14,322
                                                           --------    --------    --------    --------
                                                           $ 20,103    $ 20,224    $ 65,646    $ 66,074
                                                           ========    ========    ========    ========

                            VALLICORP HOLDINGS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE D - LOANS

Loans consist of the following:

                                 SEPTEMBER 30,    DECEMBER 31,
                                     1996            1995
                                --------------   -------------
                                        (IN THOUSANDS)
Commercial                           $379,766        $367,382
Agribusiness                           98,278          76,278
Real estate - construction             68,062          74,720
Real estate - mortgage                141,734         136,278
Consumer                              188,108         205,869
Other                                   5,338           5,222
                                     --------        --------
                                      881,286         865,749
Allowance for loan losses             (15,387)        (14,986)
                                     --------        --------
     Net loans                       $865,899        $850,763
                                     ========        ========

On September 30, 1996, the recorded investment in loans that were considered to be impaired under SFAS No. 114 totaled $10,219,000 (all of which were on nonaccrual) for which the related allowance for loan losses was $2,856,000. The average recorded investment in impaired loans during the nine months ended September 30, 1996 was approximately $9,959,000. The Company uses the cash basis method of income recognition for impaired loans. For the quarter ended September 30, 1996, the Company did not recognize any interest income on such loans.

Changes in the allowance for loan losses are as follows:

                                        NINE MONTHS ENDED     YEAR ENDED
                                          SEPTEMBER 30,      DECEMBER 31,
                                         1996       1995         1995
                                       --------   --------   -------------
                                                 (IN THOUSANDS)
Balance at beginning of period         $14,986    $14,130         $14,130
Provision for loan losses                5,629      7,813           9,633
Allowance acquired through merger        1,665          -               -
Charge-offs                             (8,187)    (3,806)         (9,448)
Recoveries                               1,294        471             671
                                       -------    -------         -------
Balance at end of period               $15,387    $18,608         $14,986
                                       =======    =======         =======

                            VALLICORP HOLDINGS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE E - ALLOWANCE FOR LOSSES ON OTHER REAL ESTATE OWNED

Changes in the allowance for losses on other real estate owned are as follows:

                                        NINE MONTHS ENDED     YEAR ENDED
                                          SEPTEMBER 30,      DECEMBER 31,
                                         1996       1995         1995
                                       --------   --------   -------------
                                                 (IN THOUSANDS)

Balance at beginning of period           $ 496      $ 250          $  250
Provision for losses on other
   real estate owned                       332        518           1,002
Net charge-offs                           (466)      (244)           (756)
Allowance acquired through merger          544          -               -
                                         -----      -----          ------

Balance at end of period                 $ 906      $ 524          $  496
                                         =====      =====          ======

NOTE F - STOCKHOLDERS' EQUITY AND EARNINGS PER SHARE

The weighted average primary and fully diluted shares outstanding were 13,525,000 and 13,585,000, respectively, for the nine months ended September 30, 1996, and 13,464,000 and 13,496,000, respectively, for the same periods in 1995. For the three months ended September 30, 1996, the weighted average primary and fully diluted shares outstanding were 13,587,000 and 13,639,000, respectively, as compared to 13,414,000 and 13,504,000, respectively, for the same period in 1995.

In October 1996, ValliCorp's Board of Directors approved a regular quarterly cash dividend per share of $0.10, payable on November 25, 1996, to stockholders of record as of November 10, 1996.


NOTE G - MERGER AND INTEGRATION COSTS

Merger and integration costs totaling $5,121,000 ($3,096,000 net of tax) are primarily related to the El Capitan, CoBank and Auburn mergers which were recorded in 1996. The majority of these costs, $4,576,000 ($2,767,000 net of tax), were related to the El Capitan and CoBank mergers which were consummated in the first quarter of 1996. Approximately $238,000 ($143,000 net of tax) in merger and integration costs were recorded in the third quarter of 1996 related to the Auburn merger. Such costs related primarily to separation and benefit costs, professional, legal and investment banking fees, facilities termination costs and other merger related expenses.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

The Company's strategy is to provide high quality financial services to businesses and consumers in communities within its target market which consists of 18 California counties from Sacramento county in the north, Kern county in the south, and includes San Luis Obispo county and certain contiguous counties. The Company is continually seeking to increase its market share through the growth of existing branches in the communities it serves and through acquisitions of other financial institutions and/or branches within its target market.

In the first quarter of 1996, the Company completed two acquisitions within its target market, El Capitan and CoBank. El Capitan, headquartered in Sonora, California, was an eight branch bank holding company with assets of $128 million at the date of the merger. CoBank, headquartered in San Luis Obispo, California and serving the central coast of California, was a four branch bank holding company with assets of $97 million at the date of the merger. In September 1996, the Company consummated a third merger through the acquisition of Auburn. Auburn, based in Auburn, California, was a three branch bank holding company with assets of $75 million at the date of the merger. As a result of these mergers, the Company has substantially expanded its presence in its target market through its franchise of 58 full-service banking offices.

The El Capitan and CoBank mergers were accounted for as poolings-of-interests and, accordingly, the financial information included in the management's discussion and analysis of the consolidated financial condition and results of operations presents the combined financial position and results of operations of ValliCorp, El Capitan and CoBank as if the mergers had been in effect for all periods presented. Auburn was accounted for using the purchase method; accordingly, the results of operations of Auburn will be included with that of the Company for periods subsequent to the consummation of the merger.

The Company achieved consolidated net income before merger and integration costs of $9.5 million or $0.70 per share for the nine months ended September 30, 1996, as compared to $9.2 million or $0.68 per share for the same period in 1995. Including merger and integration costs ($5.1 million before tax and $3.1 million or $0.22 per share after tax), the Company achieved net income of $6.4 million or $0.48 per share as compared to $8.9 million or $0.66 per share for the same period in 1995. Cash dividends per share through September 30, 1996 increased by 11% to $0.30, as compared to $0.27 per share for the same period in 1995.

For the three months ended September 30, 1996, net income before merger and integration costs ($538,000 before tax and $322,000 or $0.02 per share after tax) was $2.8 million or $0.20 per share as compared to $900,000 or $0.07 per share for the same period in 1995. Annualized return on average assets and return on average equity improved to 0.87% and 8.77%, respectively, for the three months ended September 30, 1996, as compared to 0.26% and 2.75% for the corresponding periods in 1995.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


At September 30, 1996, the Company's total risk-based capital and leverage ratios were 13.99% and 9.98%, compared to 13.40% and 8.76% at December 31, 1995, respectively, all of which were in excess of applicable minimum regulatory guidelines.

Nonperforming assets totaled $18,139,000 at September 30, 1996 (1.36% of total assets), as compared to $20,249,000 at December 31, 1995 (1.46% of total assets). The allowance for loan losses as a percentage of total loans was 1.75% at September 30, 1996, as compared to 1.73% at December 31, 1995. The coverage ratio (allowance for loan losses divided by nonperforming loans) improved to 106% at September 30, 1996, as compared to 84% at December 31, 1995.

RESULTS OF OPERATIONS

Net income for the nine months ended September 30, 1996 was impacted by merger and integration costs totaling $5.1 million ($3.1 million after tax, or $0.22 per share), related to the El Capitan, CoBank and Auburn mergers. Excluding merger and integration costs, net income for the nine months ended September 30, 1996 increased $357,000, or 4%, as compared to the same period in 1995. This increase is primarily attributable to the $2.2 million (28%) decrease in the provision for loan losses for the nine months ended September 30, 1996, as compared to the corresponding period in 1995, offset by the reduction in net interest income from lower average earning asset volumes.

For the three months ended September 30, 1996, net income was $2.4 million, as compared to $746,000 for the three months ended September 30, 1995. Excluding merger and integration costs, net income for the three months ended September 30, 1996 and 1995 was $2.8 million and $900,000, respectively. The increase in net income was affected by the large loan loss provision recognized in the prior year's quarter ended September 30, 1995 related to certain nonperforming loans. (Refer to "Allowance for Loan Losses.")

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


                                                                NINE MONTHS ENDED SEPTEMBER 30,
                                                           1996                                1995
                                            ----------------------------------------------------------------------
                                               AVERAGE     YIELD/                AVERAGE       YIELD/
                                               BALANCE      RATE    INTEREST     BALANCE        RATE      INTEREST
                                            ----------------------------------------------------------------------
                                                               (IN THOUSANDS, EXCEPT YIELD INFORMATION)
ASSETS:
Interest-earning assets:
     Loans/(1)(3)/                          $  831,313      9.80%    $ 61,000   $871,935          10.33%   $67,388
     Securities
          Taxable                              191,372      5.82       8,337     253,824           5.60     10,633
          Tax-exempt /(2)/                      28,313      6.44       1,366      32,520           6.39      1,555
                                            ----------      ----     -------  ----------          -----    -------
          Total securities                     219,685      5.90       9,703     286,344           5.69     12,188
     Federal funds sold and repurchase
              agreement                         81,006      5.56       3,369      45,479           6.08      2,068
                                            ----------      ----     -------  ----------          -----    -------
          Total interest-earning assets      1,132,004      8.74      74,072   1,203,758           9.07     81,644

Allowance for loan losses                      (13,679)                          (15,006)
Noninterest-earning assets:
     Cash and due from banks                    90,257                            85,405
     Premises and equipment, net                26,710                            25,189
     Accrued interest receivable                 9,689                            11,491
     Other assets /(4)/                         35,944                            41,046
                                            ----------                        ----------
          Total average assets              $1,280,925                        $1,351,883
                                            ==========                        ==========


LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing liabilities:
     Transaction accounts                   $  339,267      2.06%   $  5,243  $  373,763           2.34%   $ 6,550
     Savings accounts                          167,794      2.62       3,293     156,291           2.79      3,261
     Certificates of deposit                   338,088      5.18      13,120     390,966           5.53     16,178
     Debt financing                             20,945      6.35         996      26,021           6.89      1,341
     Short-term borrowings                       9,500      5.06         360       4,578           5.67        194
                                            ----------      ----     -------  ----------          -----     ------
          Total interest-bearing
           liabilities                         875,594      3.51      23,012     951,619           3.87     27,524

Noninterest-bearing liabilities:
     Transaction accounts                      269,875                           266,464
     Other liabilities                           8,314                             9,535
                                            ----------                        ----------
          Total liabilities                  1,153,783                         1,227,618

Total stockholders' equity                     127,142                           124,265
                                            ----------                        ----------

          Total average liabilities and
          stockholders' equity              $1,280,925                        $1,351,883
                                            ==========                        ==========

Net interest income                                                  $51,060                               $54,120
                                                                     =======                               =======

Interest income as a percentage
     of average earning assets                              8.74%                                  9.07%
Interest expense as a percentage
     of average earning assets                              2.72                                   3.06
                                                            ----                                  -----
Net interest margin                                         6.03%                                  6.01%
                                                            ====                                  =====

/(1)/ Amount includes loans held for sale, but excludes nonaccrual loans.
/(2)/ The tax equivalent yields for the nine months ended September 30, 1996 and
      1995 were 9.53 and 9.42%, respectively.
/(3)/ Interest income includes amortization of net origination costs of $133,800 for the period ended September 30, 1996 and net origination fees of $860,000 for the period ended September 30, 1995.
/(4)/ Amount includes nonaccrual loans.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


NET INTEREST INCOME

The Company's primary source of revenue is net interest income, which is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. The Company's net interest margin is influenced by, among other things, competitive forces within its market area, the mix of its earning assets and deposit base, interest reversals related to loans placed on nonaccrual status and the changing interest rate environment. Net interest income before provision for loan losses decreased $3,060,000 (6%) for the nine months ended September 30, 1996 compared to the corresponding period in 1995. As summarized in the net interest income variance analysis on the following page, this decline was comprised of a decrease in total interest income of $7,572,000 (9%), which was offset by a decrease in total interest expense of $4,512,000 (16%). The Company's net interest margin (based on average earning assets) remained relatively unchanged at 6.03% for the nine months ended September 30, 1996, as compared to 6.01% for the same period of 1995. However, the net interest margin for the three months ended June 30, 1996 of 6.09% decreased to 5.99% for the three months ended September 30, 1996, primarily attributable to lower yields on loans due to increased competition in loan pricing.

Earning Asset Mix:
(Percentage of average earning assets)

                                  NINE MONTHS ENDED
                                    SEPTEMBER 30,    YEAR ENDED DECEMBER 31,
                                  -----------------  -----------------------
                                   1996     1995      1995    1994     1993
                                  -------   -----    ------  ------   ------
Loans                                74%      72%      72%      68%     71%
Securities                           19       24       23       30      25
Federal funds sold and other          7        4        5        2       4
                                    ---      ---      ---      ---     ---
Total earning assets                100%     100%     100%     100%    100%
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

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                         NINE MONTHS ENDED SEPTEMBER 30,

                                                  1996 COMPARED TO 1995
                                              ------------------------------
                                               TOTAL       RATE      VOLUME
                                              --------   --------   --------
                                                       (IN THOUSANDS)
NET INTEREST INCOME VARIANCE ANALYSIS:
Increase (decrease) in interest income:
 Loans                                        $(6,388)   $(3,352)   $(3,036)
 Securities                                    (2,485)       432     (2,917)
 Federal funds sold and other                   1,301       (191)     1,492
                                              -------    -------    -------
  Total                                        (7,572)    (3,111)    (4,461)

Increase (decrease) in interest expense:
 Interest-bearing transaction accounts         (1,307)      (736)      (571)
 Savings accounts                                  32       (201)       233
 Certificates of deposit                       (3,058)      (972)    (2,086)
 Debt financing                                  (345)       (99)      (246)
 Short-term borrowings                            166        (23)       189
                                              -------    -------    -------
  Total                                        (4,512)    (2,031)    (2,481)
                                              -------    -------    -------

Decrease in net interest income               $(3,060)   $(1,080)   $(1,980)
                                              =======    =======    =======

The decrease in total interest income of $7,572,000 is comprised of a $4,461,000 volume decrease associated with the $71,754,000 decrease in average earning assets for the nine months ended September 30, 1996 compared to the same period in 1995, and a $3,111,000 rate decrease associated with a decrease in the total yield on interest-earning assets to 8.74% for the nine months ended September 30, 1996 from 9.07% for the same period in 1995. The decrease in total interest expense of $4,512,000 at September 30, 1996 is comprised of a volume decrease of $2,481,000 related to the $76,025,000 decrease in average interest-bearing liabilities for the nine months ended September 30, 1996 compared to the same period of 1995, and a $2,031,000 rate decrease associated with a decrease in the cost of funds to 3.51% for the nine months ended September 30, 1996 from 3.87% for the same period in 1995.

The average balance of securities and federal funds sold decreased from $331,823,000 for the nine months ended September 30, 1995 to $300,691,000 for the nine months ended September 30, 1996. This $31,132,000 decrease (10%) is primarily attributed to the decrease in average deposits, which reduced the balance of investable funds.

Average loans decreased by $40,622,000 (5%) to $831,313,000 during the nine months ended September 30, 1996, as compared to the nine months ended September 30, 1995, resulting primarily from pay downs in real estate loans. The decrease in the yield on loans from 10.33% for the nine months ended September 30, 1995 to 9.80% for the same period in 1996 reflects the impact of declining interest rates in 1996, along with increased competition relating to loan pricing within the Company's target market. Additionally, in 1996, the Company has been reevaluating its credit standards, in order to strengthen asset quality.

Average interest-bearing deposits decreased by $75,871,000 to $845,149,000 for the nine months ended September 30, 1996, due to a planned reduction in high-cost time deposits in the first quarter of 1996, coupled with deposit runoff that was anticipated as a result of acquisitions completed during 1996, and offset by the increase in interest-bearing deposits acquired from Auburn. As a result, the interest rate paid on average interest-bearing deposits during the nine months ended September 30, 1996 decreased 36 basis points to 3.42%, as compared to the similar period in 1995.

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

OTHER INCOME

The following table summarizes changes in other income for the three and nine months ended September 30, 1996, as compared to the corresponding periods in 1995:

                                                   THREE MONTHS ENDED              NINE MONTHS ENDED
                                                     SEPTEMBER 30,                    SEPTEMBER 30,
                                                 ---------------------   PERCENT    ------------------   PERCENT
                                                    1996        1995      CHANGE      1996      1995      CHANGE
                                                 -----------   -------   --------   --------   -------   --------
                                                                   (DOLLAR AMOUNTS IN THOUSANDS)
Service charges on deposits                       $2,569       $2,352         9%   $ 7,254    $6,981            4%
Mortgage banking                                     177          171         4        542        559          (3)
Merchant credit card services                        529          357        48      1,479        836          77
Gain/(loss) on sales of securities                     9          (16)       NM         22       (145)         NM
Other                                                272          371       (27)     1,101      1,095           1
                                                  ------       ------      ----    -------     ------          --
   Total other income                             $3,556       $3,235        10%   $10,398     $9,326          11%
                                                  ======       ======      ====    =======     ======          ==

NM = Not meaningful

Other income for the three and nine months ended September 30, 1996 of $3,556,000 and $10,398,000, respectively, increased $321,000 (10%) and
$1,072,000 (11%), as compared to the corresponding periods in 1995, principally from growth in service charges on deposits and merchant services. Service charges on deposits increased $217,000 (9%) and $273,000 (4%) for the three and nine months ended September 30, 1996, respectively, as compared to the three and nine months ended September 30, 1995, primarily attributable to various fee enhancement programs which were implemented during the third quarter of 1996. Merchant credit card services increased $172,000 (48%) and $643,000 (77%) for the three and nine months ended September 30, 1996, respectively, as compared to the corresponding periods in 1995 due to growth in merchant services. The extent to which these enhancements and growth continue is dependent upon various factors beyond the control of the Company, including economic conditions, unanticipated changes in business conditions and inflation.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OTHER EXPENSE

The following table summarizes changes in other expense for the three and nine months ended September 30, 1996, as compared to the corresponding periods in 1995.


                                                     THREE MONTHS ENDED               NINE MONTHS ENDED
                                                        SEPTEMBER 30,                   SEPTEMBER 30,
                                                     -------------------   PERCENT    ------------------   PERCENT
                                                       1996       1995     CHANGE      1996       1995      CHANGE
                                                     ---------   -------   --------   -------   --------   --------
                                                                         (DOLLAR AMOUNTS IN THOUSANDS)
Salaries and employee benefits                        $ 5,816    $ 6,176       (6)%   $17,486    $18,939      (8)%
Occupancy                                               1,661      1,482       12       4,847      4,205      15
Equipment and maintenance                               1,164      1,214       (4)      3,532      3,478       2
Professional and legal fees                               726        472       54       2,147      1,120      92
Amortization of intangible assets                         390        413       (6)      1,170      1,257      (7)
FDIC assessments                                           14         33      (58)         61      1,326     (95)
Stationary and supplies                                   414        301       38         953        960      (1)
Marketing                                                 285        300       (5)        798      1,017     (22)
Telephone                                                 324        276       17       1,041        761      37
Check processing                                          476        144      231       1,493        437     242
Merchant credit card                                      408        120      240       1,088        345     215
OREO expense                                               32        350      (91)        432        643     (33)
Miscellaneous                                           1,731      2,095      (17)      4,755      6,038     (21)
                                                      -------    -------     ----      ------    -------     ---
Total other expense before merger and
   integration costs                                   13,441     13,376        -      39,803     40,526      (2)
Merger and integration costs                              538        154       NM       5,121        280      NM
                                                      -------    -------     ----     -------    -------     ---
     Total other expense                              $13,979    $13,530        3%    $44,924    $40,806      10%
                                                      =======    =======     ====     =======    =======     ===

NM = Not meaningful

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Other expense for the three and nine months ended September 30, 1996 totaled $13,979,000 and $44,924,000, respectively, an increase of 3% and 10% over the corresponding periods in 1995. Excluding merger and integration costs totaling $5,121,000 and $280,000 for the nine months ended September 30, 1996 and 1995, respectively, other expense for the nine months ended September 30, 1996 decreased $723,000, or 2%. This decrease resulted primarily from decreases in salaries and employee benefits and FDIC assessments, offset by increases in occupancy, professional and legal fees, check processing expense and merchant credit card services.

The decrease in salaries and employee benefits of $360,000 (6%) and $1,453,000 (8%) for the three and nine months ended September 30, 1996, respectively, is primarily attributable to a reduction in full time equivalent employees related to the recently completed acquisitions and the outsourcing of certain data processing functions. Effective June 1, 1995, the FDIC reduced deposit insurance premiums, resulting in a decrease of $1,265,000 (95%) in assessments for the nine months ended 1996. As part of the Company's growth and expansion, occupancy costs increased as a result of consolidating various support and administrative functions from numerous locations into a centralized headquarters office. With a more centralized operation, certain operating efficiencies and economies are expected to be achieved. Professional and legal fees increased $254,000 (54%) and $1,027,000 (92%) for the three and nine months ended September 30, 1996, principally related to the engagement of outside consultants to review the Company's operations with the objective of revenue enhancements and streamlining the Company's work functions, as well as increased outside legal collection services related to nonperforming loans. Check processing expenses increased $332,000 (231%) and $1,056,000 (242%) for the three and nine months ended September 30, 1996, primarily as a result of outsourcing part of the Company's data processing functions. Merchant credit card costs increased $288,000 (240%) and $743,000 (215%) for the three and nine months ended September 30, 1996, commensurate with the revenue growth in services provided to merchant customers.

Merger and integration costs totaling $5.1 million were related to the El Capitan, CoBank and Auburn mergers. Such costs relate primarily to separation and benefit costs, professional, legal and investment banking fees, facilities termination costs and other merger related expenses.

As a result of the El Capitan, CoBank and Auburn mergers, annual cost savings in excess of $4 million are projected to be achieved through consolidation of operations and elimination of duplicate services. The timing and extent to which any additional operating cost savings may be achieved depends on, among other things, the regulatory environment and economic conditions, and may be affected by unanticipated changes in business activities, inflation and operating costs. Therefore, no assurance can be given with respect to the ultimate level of cost savings to be realized, or that such savings will be realized in the time frame currently anticipated.

The efficiency ratio, (noninterest expense divided by the sum of net interest income plus noninterest income) excluding merger and integration costs, for the three and nine months ended September 30, 1996, increased to 66.32% and 64.76%, respectively, as compared to 64.06% and 63.87% for the corresponding periods in 1995. The efficiency ratio is higher because revenue (net interest income and other income) have decreased at a faster rate than other noninterest expenses.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BALANCE SHEET ANALYSIS

SECURITIES

Securities available for sale totaled $178,551,000 at September 30, 1996, as compared to $249,586,000 at December 31, 1995. Maturities of U.S. Government agency securities accounted for the majority of the decrease. Additionally, the available-for-sale securities portfolio had net unrealized losses of approximately 2.00% of the portfolio, as compared to .37% at December 31, 1995, because of the impact of rising interest rates on the portfolio.

Securities held to maturity totaled $20,103,000 at September 30, 1996, as compared to $65,646,000 at December 31, 1995. Maturities of U.S. Government agency securities accounted for the majority of the decrease.

LOANS

The Company concentrates its lending activities in five principal areas listed in the table below. Interest rates charged for loans made by the Company vary with the degree of risk, the size and maturity of the loan, the borrowers' depository relationships with the Company, and prevailing market rates.

The following table sets forth the amount of loans outstanding by type of credit extension as of the periods indicated.

                                                                             SEPTEMBER 30, 1996           DECEMBER 31, 1995
                                                                             ------------------           -----------------
                                                                        DOLLAR          PERCENT          DOLLAR       PERCENT
                                                                        AMOUNT          OF LOANS         AMOUNT       OF LOANS
                                                                        ------          --------         ------       --------
                                                                                      (DOLLAR AMOUNTS IN THOUSANDS)
LOAN CATEGORIES:
Commercial                                                             $379,766            43%            $367,382         42%
Agribusiness                                                             98,278            11               76,278          9
Real estate - construction                                               68,062             8               74,720          8
Real estate - mortgage                                                  141,734            16              136,278         16
Consumer                                                                188,108            21              205,869         24
Other                                                                     5,338             1                5,222          1
                                                                       --------           ---             --------        ---
   Total loans                                                         $881,286           100%            $865,749        100%
                                                                       ========           ===             ========        ===


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

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

CREDIT RISK MANAGEMENT AND ASSET QUALITY

Management believes that the objective of a sound credit policy is to extend quality loans on a diversified basis to customers while controlling risks affecting stockholders and depositors. The Credit Quality Committee, made up of members of the Board of Directors of ValliWide, approves credit policy and reviews asset quality and compliance with credit policy. ValliCorp maintains a loan review staff as part of its risk control function that examines ValliWide's loan portfolio for compliance with established standards. Executive management, senior lending officers and senior credit officers also perform reviews of loan quality and monitor, on a periodic basis, the progress of watch-list loans requiring an action plan for rehabilitation or refinancing. In addition, credit underwriting guidelines are periodically reviewed and adjusted to reflect current economic conditions.

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

Loans for which collateral has been repossessed or foreclosed upon are classified as "OREO" and included in Other Assets on the Company's financial statements. In accordance with SFAS No. 114, a loan is classified OREO when the Company has taken possession of the collateral regardless of whether formal foreclosure proceedings take place.

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


                                                                           DECEMBER 31,
                                        SEPTEMBER 30,   -------------------------------------------------
                                             1996          1995      1994      1993     1992     1991
                                             ----          ----      ----      ----     ----     ----
                                                                  (DOLLAR AMOUNTS IN THOUSANDS)
Nonaccrual loans.....................        $14,275    $17,480   $ 7,303    $ 6,059   $4,930    $3,259
Restructured loans...................            257        257       558        933      830       900
                                             -------    -------   -------    -------   ------    ------
Nonperforming loans..................         14,532     17,737     7,861      6,992    5,760     4,159
Other real estate owned..............          3,607      2,512     3,665      3,537    1,771     1,506
                                             -------    -------   -------    -------   ------    ------
 Total nonperforming assets..........        $18,139    $20,249   $11,526    $10,529   $7,531    $5,665
                                             =======    =======   =======    =======   ======    ======

Accruing loans 90-days past due......        $   377    $ 1,451   $ 3,073    $ 1,195   $1,517    $1,640
                                             =======    =======   =======    =======   ======    ======

Nonperforming loans to total loans...           1.65%      2.05%     0.89%      0.97%    1.04%     0.79%
Nonperforming assets:
 To total loans......................           2.06%      2.34%     1.31%      1.46%    1.36%     1.07%
 To total loans and OREO.............           2.05       2.33      1.30       1.45     1.36      1.07
 To total assets.....................           1.36       1.46      0.87       0.87     0.88      0.70

At September 30, 1996, nonperforming assets decreased approximately $2.1 million (10%) from December 31, 1995 to $18.1 million principally from paydowns, foreclosures or chargeoffs of nonperforming assets.

While management believes the overall credit quality of the loan portfolio has improved, total nonaccrual balances may fluctuate from quarter to quarter based upon various factors, including changes in economic conditions within the Company's target market.

Although the volume of nonperforming assets and accruing loans 90-days past due will depend on the future economic environment, management of the Company has identified approximately $1.9 million in potential problem loans as to which it has serious doubts as to the ability of the borrowers to comply with the present repayment terms and which may become nonperforming assets or accruing loans 90-days past due, based on known information about possible credit problems of the borrowers.

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

A formal evaluation of the overall quality of the portfolio is performed monthly to determine the necessary level of the allowance for loan losses. This evaluation takes into consideration, among other factors, specific knowledge of certain loans, general economic conditions, the classification of loans and the application of loss estimates to these classifications. The Company classifies loans as pass, watch, special mention, substandard, doubtful or loss based on classification criteria believed to be consistent with the criteria applied by the Company's banking examiners. These classifications and loss estimates take into consideration all sources of repayment, underlying collateral, the value of such collateral, and current and anticipated economic conditions, trends, and uncertainties. These processes provide management with data that helps to identify and estimate the credit risk inherent in the portfolio so that management may identify potential problem loans on a timely basis. However, this evaluation is inherently subjective, as it requires material estimates, including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. The allowance for loan losses reflects the result of these estimates. In addition, various banking regulatory agencies periodically review the allowance for loan losses as part of their examination process. Such agencies may require the Company to recognize additions to the allowance based on their judgments of information available to them at the time of their examination. Their findings are reflected in the calculation of the allowance as well as considered in the continuing evaluation of the Company's policies and procedures. At September 30, 1996, the $15,387,000 allowance for loan losses constituted 1.75% of total loans and 106% of nonperforming loans.

The provisions for loan losses for the three and nine months ended September 30, 1996 were $2,102,000 and $5,629,000, respectively, as compared to $6,051,000 and
$7,813,000 for the corresponding periods in 1995. Net charge-offs for the three and nine months ended September 30, 1996 totaled $979,000 and $6,893,000, respectively, as compared to $2,870,000 and $3,335,000 for the corresponding periods in 1995. The decrease in the provision for loan losses reflects the large provision recognized in the prior year's third quarter related to certain
nonperforming loans.   The increase in net charge-offs during 1996 is primarily
related to problem loans previously identified in 1995 and the effect of the two mergers which were completed during the first quarter of 1996 (refer to "Nonperforming Assets").

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

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table provides a summary of the Company's allowance for loan losses, and charge-off and recovery activity for the periods indicated.

                                                                       NINE        NINE           YEAR
                                                                   MONTHS ENDED  MONTHS ENDED     ENDED
                                                                   SEPTEMBER 30, SEPTEMBER 30, DECEMBER 31,
                                                                       1996         1995          1995
                                                                   ------------- ------------- ------------
                                                                         (DOLLAR AMOUNTS IN THOUSANDS)
Allowance for loan losses:
 Balance at beginning of period                                      $ 14,986    $ 14,130        $ 14,130
 Provision for loan losses                                              5,629       7,813           9,633
 Allowance acquired through merger                                      1,665           -               -
 Charge-offs:
  Commercial and agribusiness                                           3,786       1,528           4,362
  Real estate - construction                                            1,834           -             109
  Real estate - mortgage                                                  250       1,450           3,515
  Installment                                                           2,317         801           1,346
  Other                                                                     -          27             116
                                                                     --------    --------        --------
  Total charge-offs                                                     8,187       3,806           9,448
 Recoveries:
  Commercial and agribusiness                                             306         284             400
  Real estate - construction                                                -           -               -
  Real estate - mortgage                                                   31          17              26
  Installment                                                             957         140             227
  Other                                                                     -          30              18
                                                                     --------    --------        --------
  Total recoveries                                                      1,294         471             671
                                                                     --------    --------        --------
 Net charge-offs                                                        6,893       3,335           8,777
                                                                     --------    --------        --------
 Balance at end of period                                            $ 15,387    $ 18,608        $ 14,986
                                                                     ========    ========        ========

Loans outstanding at end of period                                   $881,286    $907,816        $865,749
Average loans                                                         844,281     887,393         885,200
Net charge-offs during the period to average loans (annualized)          1.09%       0.50%           0.99%
Allowance for loan losses
 To total loans                                                          1.75%       2.05%           1.73%
 To nonperforming loans                                                   106          71              84
 To nonperforming assets                                                   85          66              74

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


CAPITAL RESOURCES

Stockholders' equity increased $12,255,000 during the nine months ended September 30, 1996. This increase is primarily comprised of the net common stock issued of $8,121,000 (net of $5,100,000 of treasury stock issued) related to the Auburn purchase, net income of $6,434,000 offset by the change in unrealized losses (net of taxes) on securities available for sale of $1,501,000 and dividends of $2,640,000.

ValliCorp and its subsidiary are required to maintain minimum capital ratios defined by various federal government regulatory agencies. These regulatory agencies have established risk-based capital guidelines, which include minimum capital requirements.

The following table presents the Company's capital positions under the regulatory guidelines:

                                               MINIMUM
                                            SEPTEMBER 30,    DECEMBER 31,      CAPITAL
                                                 1996            1995           RATIOS
                                            -------------    ------------    -----------
CAPITAL RATIOS:
Total risk-based capital ratio                  13.99%          13.37%          8.00%
Tier 1 capital to risk-weighted assets          12.72           12.08           4.00
Leverage ratio                                   9.98            8.74        3.00 - 5.00

At September 30, 1996, ValliCorp and ValliWide exceeded all applicable federal capital standards.

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

At September 30, 1996, the Company's cash and cash equivalents totaled $189 million, an increase of $28.5 million from the balance at December 31, 1995. Operating activities of the Company provided $6,265,000 primarily related to the Company's net income of $6,434,000. Investing activities provided $168 million primarily due to maturities of securities exceeding purchases by $116 million. The Company's financing activities decreased cash and cash equivalents by an additional $146 million principally due to a decrease of $136 million in deposits.

The Company has borrowing capacity from various sources to provide necessary liquidity. The Company has arranged unsecured federal funds lines of credit in the amount of approximately $99 million with five major correspondent banks to provide funds in periods of temporary declines in deposits. The Company has additional sources of short-term credit through repurchase borrowing arrangements with various brokerage firms.

Liquidity management is a focus of ValliCorp as well as ValliWide. Aside from accessing the capital markets, ValliCorp's primary source of liquidity is dividends from ValliWide. There are state and federal restrictions on ValliWide's ability to pay dividends to ValliCorp; however, management believes that adequate dividends will be received or have already been received to meet ValliCorp's cash flow needs through 1996.

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

                                                                            SEPTEMBER 30, 1996
                                            ----------------------------------------------------------------------------------
                                                                        AFTER THREE    AFTER ONE
                                                          NEXT DAY BUT  MONTHS BUT      YEAR BUT        AFTER
                                                          WITHIN THREE   WITHIN 12    WITHIN FIVE       FIVE
                                            IMMEDIATELY      MONTHS       MONTHS        YEARS           YEARS          TOTAL
                                            ----------------------------------------------------------------------------------
                                                                              (IN THOUSANDS)
INTEREST RATE SENSITIVITY GAP:
Loans/(1)/...............................      $486,471     $ 19,572     $105,791       $139,443       $108,867    $  860,144
Securities...............................             -       41,596       36,221         74,702         46,134       198,653
Federal funds sold and other.............             -       77,700            -              -              -        77,700
                                               --------     --------     --------       --------       --------    ----------
     Total interest earning assets.......      $486,471     $138,868     $142,012       $214,145       $155,001    $1,136,497
                                               ========     ========     ========       ========       ========    ==========

Interest-bearing
    transaction accounts.................      $342,517     $      -     $      -       $      -       $      -    $  342,517
Savings accounts.........................       174,986            -            -              -              -       174,986
Certificates of deposit..................             -      160,123      137,195         43,271             67       340,656
Federal funds purchased and repurchase
    agreements...........................             -        8,700            -              -              -         8,700
Debt financing...........................        20,864            -            -              -            532        21,396
                                               --------     --------     --------       --------       --------    ----------
     Total interest-bearing
        liabilities......................      $538,367     $168,823     $137,195       $ 43,271       $    599    $  888,255
                                               ========     ========     ========       ========       ========    ==========

Interest rate sensitivity gap/(2)/.......      $(51,896)    $(29,955)    $  4,817       $170,874       $154,402    $  248,242

Cumulative gap...........................      $(51,896)    $(81,851)    $(77,034)      $ 93,840       $248,242

Cumulative gap percentage to interest
    earning assets.......................            (5)%         (7)%         (7)%            8%            22%

/(1)/  Excludes nonaccrual loans of $14,275.
/(2)/ Does not assume prepayments of interest-earning assets or run-off of interest-bearing liabilities.

Based upon the above repricing schedule, at September 30, 1996, the Company was "liability sensitive" with respect to interest-earning assets and interest-bearing liabilities repricing "immediately". Because approximately $51.9 million of interest-bearing liabilities in excess of interest-earning assets reprice "immediately", management expects that, in an increasing rate environment, the Company's net interest margin would tend to decrease and, in a decreasing rate environment, the Company's net interest margin would be expected to increase as liabilities would generally reprice more quickly than assets.
The Company supplements its gap analysis with simulations of net interest income under a variety of alternative market interest-rate scenarios. The Company manages its interest rate risk by emphasizing loan products which have variable interest rates and deposit products which are short-term in duration.

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

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)  Exhibit Index

  Exhibit Number    Description
  --------------    -----------
        10.1        Employment Agreement - J. Mike McGowan
        10.2        Employment Agreement - Steven C. Pumphrey
        10.3        Employment Agreement - Edwin L. Herbert
        10.4        Employment Agreement - Wolfgang T.N. Muelleck
        10.5        Employment Agreement - Jerry A. Melton
        10.6        Employment Agreement - John H. Tait
        10.7        Employment Agreement - Lucineia S. Donnelley
        27          Financial Data Schedule


b) A Report on Form 8-K was filed by the Registrant on November 13, 1996 reporting on the execution of an Agreement and Plan of Reorganization ("Agreement") among Westamerica Bancorporation ("WABC"), the Registrant and ValliWide Bank, which provides for the merger of the Registrant with and into WABC and the conversion of the Registrant's common stock into stock of WABC. A copy of the Agreement, a Stock Option Agreement between the Registrant and WABC and a joint press release dated November 12, 1996 are attached as exhibits to the report on Form 8-K.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           VALLICORP HOLDINGS, INC.



Date: November 13, 1996      By   /s/ J. Mike McGowan
     ----------------------    -------------------------------------------
                               J. Mike McGowan
                               Chairman and
                               Chief Executive Officer
                               (Principal Executive Officer)



Date: November 13, 1996      By   /s/ Wolfgang T.N. Muelleck
     ----------------------    ------------------------------------------
                               Wolfgang T.N. Muelleck
                               Executive Vice President
                               Chief Financial Officer
                               (Principal Financial and
                               Accounting Officer)