Form 10-K405
period 1996-12-31
VALLICORP HOLDINGS INC
filed 1997-03-28
CIK 849865

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K
(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended December 31, 1996 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934.

For the transition period from ___________________ to ______________________

Commission file number 0-18202
                       -------

                           ValliCorp Holdings, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                         77-0229483
--------------------------------------------------------------------------------
  (State or other jurisdiction of                         (I.R.S. Employer
  incorporation or organization                          Identification No.)

   8405 North Fresno Street, Fresno, California                 93720
--------------------------------------------------------------------------------
     (Address of principal executive offices)                 (Zip Code)


Registrant's telephone number, including area code:          (209) 437-5700

Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of each exchange on
     Title of each class                                   which registered

            None
--------------------------------------       -----------------------------------

--------------------------------------       -----------------------------------


Securities registered pursuant to Section 12(g) of the Act:


                         $0.01 par value, Common Stock
--------------------------------------------------------------------------------
                               (Title of class)


--------------------------------------------------------------------------------
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or, for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X  .  No      .
    -----      -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant at March 3, 1997 was approximately $298,000,000.

     The number of shares of the registrant's common stock outstanding at March 3, 1997 was 14,164,659.



                  THIS REPORT INCLUDES A TOTAL OF 100 PAGES.
                          EXHIBIT INDEX IS ON PAGE 72.

                                     PART I

ITEM 1 - BUSINESS
-----------------

BUSINESS OF VALLICORP

HISTORY

ValliCorp Holdings, Inc. ("ValliCorp", the "Company" or the "Registrant") is a Delaware corporation headquartered in Fresno, California. Its principal wholly-owned subsidiary is ValliWide Bank ("ValliWide"), formerly Bank of Fresno, incorporated in April 1973. At December 31, 1996, ValliCorp's only subsidiary bank was ValliWide Bank.

ValliCorp commenced operations by way of a consolidation through merger in November 1989 of two bank holding companies: Fresno Bancorp and Western Commercial, Inc. ("Western Commercial"). Both of the holding companies were headquartered in Fresno. In addition, in a companion bank merger, Fresno Bank of Commerce ("Commerce"), a wholly-owned subsidiary of Western Commercial, was merged into Bank of Fresno, a wholly-owned subsidiary of Fresno Bancorp. Upon the merger of the two banks, Bank of Fresno became a wholly-owned subsidiary of the Company, and Commerce ceased to exist. Merced Bank of Commerce, another wholly-owned subsidiary of Western Commercial, became a subsidiary of the Company, by operation of the consolidation through merger of Fresno Bancorp and Western Commercial. In November 1993, the Company completed a merger with Pacific Bancorporation ("Pacific") and Pacific's wholly-owned subsidiary, Community First Bank, was merged into Bank of Fresno.

In August 1994, Merced Bank of Commerce was merged into Bank of Fresno. Concurrently with such merger, Bank of Fresno's name was changed to ValliWide Bank.

In December 1994, the Company completed two acquisitions. It acquired Bank One, Fresno, N.A., which was merged into ValliWide. In addition, it acquired Mineral King Bancorp, Inc. ("Mineral King"), including its subsidiary, Mineral King National Bank, through the merger of Mineral King into the Company. In February 1995, Mineral King National Bank was merged into ValliWide.

In 1996, the Company completed three acquisitions, in which each acquired bank holding company and subsidiary was merged with and into ValliCorp and ValliWide, respectively: (i) in February 1996, El Capitan Bancshares, Inc., ("El Capitan") and its wholly-owned subsidiary, El Capitan National Bank, were acquired; (ii) in March 1996, CoBank Financial Corporation, ("CoBank") and its wholly-owned subsidiary, Commerce Bank of San Luis Obispo, N.A., were acquired; and (iii) in September 1996, Auburn Bancorp, Inc., ("Auburn") and its wholly-owned subsidiary, The Bank of Commerce, N.A., were acquired.

As previously reported, on November 11, 1996, ValliCorp and ValliWide Bank entered into an Agreement and Plan of Reorganization ("Agreement") with Westamerica Bancorporation ("WABC") pursuant to which ValliCorp will be merged with and into WABC and each issued and outstanding share of ValliCorp's common stock will be converted into shares of WABC common stock with a value equal to $21.00, subject to upward or downward adjustment if WABC's average stock price (as defined) at closing is more than $53.81 or less than $48.69, as set forth in the Agreement, as amended.

GENERAL

ValliCorp is the largest independent bank holding company headquartered in its target market, Central California, defined by the Company as a 40,000 square mile area of central California covering thirteen counties including the San Joaquin Valley and extending from Nevada County in the north to Kern and San Luis Obispo Counties in the south. ValliWide operates fifty-eight branches in this area. ValliWide provides traditional banking services including personal and business checking and savings accounts, insured money market deposit accounts, time deposits and IRA and trustee control (pension fund) accounts; commercial, construction, mortgage and consumer loans; travelers' checks; safe deposit boxes; cashier's checks and money orders; and other customary banking services. ValliWide actively engages in both retail and wholesale commercial banking, principally serving small-and medium-sized businesses, professionals and the title and escrow industry.

No material part of the business of the Company or its subsidiaries is dependent upon a single customer, or a very few customers, where the loss of any one would have a materially adverse effect on the Company.

As of December 31, 1996, the Company and its subsidiary had approximately 740 employees, including seven (7) executive officers. Management believes relations with its employees are generally satisfactory.

COMPETITION

The banking business in California, and specifically in the market areas served by ValliWide, is highly competitive. ValliWide competes for loans and deposits with other commercial banks, savings and loan associations, finance companies, money market funds, brokerage houses, credit unions and nonfinancial institutions. By virtue of their larger capital bases, many of the commercial banks with which ValliWide competes have significantly greater lending limits and perform other functions for their customers which

ValliWide can offer only through correspondents or other vendors, if at all. Deregulation of the banking industry and increased competition from nonbank entities for the cash balances of individuals and business have had and will continue to have a significant impact on ValliWide's competitive position.

On September 29, 1994, the President signed into law the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Branching Act"). Under the Branching Act and in general terms, beginning September 29, 1995, a bank holding company that is adequately capitalized and managed may acquire an existing bank located in another state, subject to certain limitations related to concentrations of deposits. An out-of-state holding company may not acquire a state bank in existence for less than a minimum length of time prescribed by state law (up to 5 years); California law provides that a state bank must be in existence for five years before being eligible for acquisition by an out-of-state bank holding company.

The Branching Act also permits, in general terms, and beginning June 1, 1997, insured banks located in different states to merge, subject to appropriate regulatory approval and certain limitations related to concentrations of deposits. Each state may permit such combinations earlier than June 1, 1997. California has enacted legislation which currently permits such combinations to occur. The Branching Act also permits a national or state bank to establish branches in a state other than its home state, if permitted by the laws of that state, subject to the same requirements and conditions as for a merger transaction. California does not permit de novo interstate branching by banks located outside California as a means of initial entry into California. The Branching Act is likely to increase competition in the Company's market areas, especially from larger financial institutions and their holding companies.

SUPERVISION

ValliCorp's business activities as a bank holding company are regulated by the Board of Governors of the Federal Reserve System (the "Federal Reserve") under the Bank Holding Company Act of 1956, as amended, which imposes various requirements and restrictions on its operations. The activities of ValliCorp and its subsidiaries are limited to the business of banking and activities closely related or incidental to banking.

The business of banking is highly regulated, and there are various requirements and restrictions in the laws of the United States and the state of California, including requirements to maintain reserves against deposits and adequate capital to support its operations, restrictions on the nature and amount of loans which may be made by ValliWide, and restrictions relating to investments (including loans to and investments in affiliates), branching and other ValliWide activities.

ValliWide has a state charter and is supervised and examined by the California Superintendent of Banks. The Federal Reserve is ValliWide's primary federal regulator. ValliWide also is subject to examination by the Federal Deposit Insurance Corporation (the "FDIC"), based upon the insurance of its deposits under the Federal Deposit Insurance Act.

In recent years, Congress has enacted significant legislation which has substantially changed the federal deposit insurance system and the regulatory environment in which depository institutions and their holding companies operate. The Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), the Comprehensive Thrift and Bank Fraud Prosecution and Taxpayer Recovery Act of 1990 and the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") have significantly increased the enforcement powers of the federal regulatory agencies having supervisory authority over ValliCorp and its subsidiaries. Certain parts of such legislation increase the cost of doing business for depository institutions and their holding companies. FIRREA also provides that all commonly-controlled FDIC insured depository institutions may be held liable for any loss incurred by the FDIC resulting from a failure of (or any assistance given by the FDIC to) any of such commonly controlled institutions. Federal regulatory agencies have implemented provisions of FDICIA with respect to taking prompt corrective action when a depository institution's capital falls below certain levels. Under the new rules, five capital categories have been established which range from "critically undercapitalized" to "well capitalized". Failure of a depository institution to maintain a capital level within the top two categories will result in specific actions from the federal regulatory agencies. These actions could include the inability to pay dividends, restricting new business activity, prohibiting bank acquisitions, asset growth limitations and other restrictions on a case-by-case basis. ValliWide exceeded all applicable federal capital standards to be considered "well capitalized" at December 31, 1996.

In addition to the impact of regulation, commercial banks are affected significantly by the actions of the Federal Reserve as it attempts to control the money supply and credit availability in order to influence the economy. Changes to such monetary policies have had a significant effect on operating results of financial institutions in the past and are expected to have such an effect in the future; however, the effect of possible future changes in such policies on the business and operations of ValliCorp cannot be determined.


ITEM 2 - PROPERTIES
-------------------

On December 31, 1996, ValliCorp had 69 offices, of which 28 were owned and 41 were leased. All of these offices are considered by management to be well maintained and adequate for the purpose intended. See the Notes to the Consolidated Financial Statements included in Item 8 of this Report for further information on ValliCorp and ValliWide properties and leases.

ITEM 3 - LEGAL PROCEEDINGS
--------------------------

Neither the Company nor ValliWide is a party to, nor is any of their property the subject of, any material pending legal proceedings other than ordinary routine litigation incidental to their respective businesses, nor are any such proceedings known to be contemplated by governmental authorities.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

No matter was submitted to the vote of holders of ValliCorp securities during the fourth quarter of 1996.


                                    PART II


ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS
------------------------------------------------------

ValliCorp's common stock is traded on the Nasdaq Stock Market under the symbol VALY. At March 3, 1997, there were approximately 3,000 holders of record of the Common Stock. For additional information concerning the Common Stock and related security holder matters, see Note K - Stockholders' Equity, Note L - Regulatory Matters and Note U - Quarterly Results of Operations (Unaudited) of the Notes to Consolidated Financial Statements in Item 8 hereof.

ITEM 6 - SELECTED FINANCIAL DATA
--------------------------------


The following table presents selected consolidated financial data of the Company for the five years ended December 31, 1996. The information below is qualified in its entirety by the detailed information and financial statements of the Company included elsewhere herein and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements and Notes.

                                                             AT OR FOR THE YEAR ENDED DECEMBER 31,
                                               -----------------------------------------------------------------
                                                  1996          1995          1994          1993         1992
                                               -----------   -----------   -----------   -----------   ---------
                                                           (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
STATEMENT OF INCOME DATA:
Interest income                                $   99,962    $  109,324    $   90,544    $   71,190    $ 67,955
Interest expense                                   30,783        37,015        23,461        21,093      24,108
Net interest income                                69,179        72,309        67,083        50,097      43,847
Provision for loan losses                           7,731         9,633         3,958         2,922       2,227
Other income                                       14,270        12,696        10,930        10,443       8,329
Other expenses                                     60,424        55,620        55,787        39,786      34,893
Income taxes                                        6,166         7,950         7,817         6,596       5,614
Net income                                          9,128        11,802        10,451        11,236       9,442

SHARE DATA:
Earnings per share:
 Primary                                       $     0.67    $     0.88    $     0.78    $     1.08    $   0.97
 Fully-diluted                                       0.66          0.87          0.78          1.07        0.96
Cash dividends paid by ValliCorp                     0.40          0.36          0.32          0.27        0.23
Book value per share                                10.11          9.58          8.91          8.90        7.54

BALANCE SHEET DATA:
Total assets                                   $1,320,640    $1,390,035    $1,335,769    $1,213,136    $857,769
Total loans                                       834,741       865,749       879,713       714,850     552,947
Total deposits                                  1,147,304     1,221,386     1,178,131     1,084,364     779,833
Debt financing                                     16,365        20,932        26,123         1,262       1,582
Stockholders' equity                              142,390       127,121       116,508       112,026      70,010
Average assets                                  1,296,101     1,356,488     1,217,454       943,188     832,442
Average loans                                     841,647       885,200       742,055       606,323     538,977
Average earning assets                          1,143,334     1,208,445     1,093,234       852,535     752,366
Average deposits                                1,127,047     1,191,349     1,082,646       849,355     755,675
Average stockholders' equity                      130,838       124,323       115,560        80,543      66,005

SELECTED RATIOS:
Total dividends paid by ValliCorp
 to earnings per share                              60.61%        41.38%        41.03%        25.23%      23.96%
Return on average equity                             6.98          9.49          9.04         13.95       14.30
Return on average assets                             0.70          0.87          0.86          1.19        1.13
Efficiency ratio without merger,
 integration and restructuring costs                64.12         64.61         67.19         65.72       66.88
Average equity to average assets                    10.09          9.17          9.49          8.54        7.93

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS
----------------------------------------------------------

OVERVIEW

The Company's strategy is to provide high quality, community tailored financial services to businesses and consumers located in Central California. The Company's target market is defined as a thirteen county area within Central California, extending from Nevada County in the north to Kern and San Luis Obispo Counties in the south.

In 1996, the Company expanded within its target market through the acquisition of El Capitan Bancshares, Inc. ("El Capitan"), CoBank Financial Corporation ("CoBank"), and Auburn Bancorp ("Auburn"). El Capitan, a bank holding company headquartered in Sonora, California, with assets of $128 million and eight full service banking offices, was acquired on February 2, 1996. CoBank, a bank holding company headquartered in San Luis Obispo, California, with assets of $97 million and four full service banking offices, was acquired on March 22, 1996. Auburn, a bank holding company headquartered in Auburn, California, with assets of $76 million and three full service banking offices, was acquired on September 13, 1996.

In December 1994, the Company acquired Mineral King Bancorp, Inc. ("Mineral King"), a bank holding company with assets of $185 million and five full-service banking offices and Bank One, Fresno, a wholly owned subsidiary of Bank One Arizona Corporation with assets of $130 million and seven full service banking offices in Central California.

The consummation of these mergers helped to further strengthen the Company's position as the largest banking company headquartered in Central California.
As a result of these mergers, the Company has total assets in excess of $1.3 billion and locations throughout Central California through its franchise of 58 full-service banking offices.

Consolidated net income for 1996 decreased by 23% to $9,128,000. Fully-diluted earnings per share decreased to $0.66 in 1996 as compared to $0.87 in 1995. The reduced level of earnings in 1996 was due principally to certain nonrecurring merger, integration and restructuring charges and the impact of reduced average earning assets. Return on average assets decreased to 0.70% in 1996 compared to 0.87% in 1995. The Company continued its history of annual dividend increases with dividends of $0.40 paid in 1996, representing an 11% increase over dividends paid in 1995 of $0.36.

At year-end 1996, the Company's total risk-based capital ratio was 15.14% compared to 13.37% in 1995, and the leverage ratio was 9.62% in 1996 compared to 8.74% in 1995, all of which were in excess of applicable regulatory guidelines to be considered "well capitalized" under the regulatory framework for prompt corrective action.

Nonperforming assets were $13,261,000 at December 31, 1996 (1.00% of total assets) compared to $20,249,000 at December 31, 1995 (1.46% of total assets). The allowance for loan losses as a percentage of total loans was 1.92% at December 31, 1996 compared to 1.73% at December 31, 1995. The coverage ratio of allowance for loan losses to nonperforming loans was 170% at December 31, 1996 compared to 84% in 1995.

MERGER WITH WESTAMERICA BANCORPORATION

In November 1996, ValliCorp announced it had entered into an Agreement and Plan of Reorganization, as amended ("Agreement") with Northern California-based Westamerica Bancorporation ("WABC") to merge the two companies. Under the Agreement, WABC will acquire the outstanding shares of common stock of ValliCorp pursuant to a tax-free exchange of WABC common stock for all common stock of ValliCorp. The merger between WABC and ValliCorp will result in the formation of a financial institution with approximately $3.9 billion in assets.

The Agreement, which was approved unanimously by the Boards of Directors of both companies, is subject to conditions usual and customary for merger transactions of this type, including approvals by both WABC and ValliCorp shareholders (which were obtained on February 24, 1997) and approvals by the Federal Reserve Board and California Superintendent of Banks, and satisfaction of certain other terms and conditions. WABC has obtained approvals from both the Federal Reserve Board and the California Superintendent of Banks as of March 19, 1997. The merger is currently expected to be consummated in the second quarter of 1997.

BRANCH SALES AND CLOSURES

In 1996, the Company approved the closure or consolidation of eight branches (three of which were subject to certain conditions in the Agreement) which have been completed in the first quarter of 1997. In accordance with the Agreement, the Company anticipates closing or consolidating additional branches after the consumation of the merger with WABC and subject to requisite regulatory approvals. During the first quarter of 1997, the Company entered into agreements to sell five additional branches and related deposits to two financial institutions. The branch sales are anticipated to be consummated in the second quarter of 1997, subject to shareholder and regulatory approvals and satisfaction of certain other conditions.

RESULTS OF OPERATIONS

The Company reported net income of $9,128,000 in 1996 with primary and fully-diluted earnings per share of $0.67 and $0.66, respectively, in 1996 as compared to $0.88 and $0.87, respectively, in 1995. Excluding merger, integration and restructuring charges of $4.1 million, net of income taxes, or $0.30 per share in 1996, the Company's net income on a pro forma basis would have been $13.3 million, or $0.96 per share for the year ended December 31, 1996, compared to $12.5 million, or $0.92 per share in 1995. See "Other Expenses" for a further discussion of merger costs incurred during the year. The Company's net interest income decreased by 4%, to $69,179,000 compared to $72,309,000 in 1995.

The Company reported net income of $11,802,000 for the year ended December 31, 1995, an increase compared to net income of $10,451,000 for 1994. Fully-diluted earnings per share increased to $0.87 in 1995 from $0.78 in 1994.

The following table presents, for the periods indicated, the distribution of average assets, liabilities and stockholders' equity as well as the total dollar amount of interest income from average interest-earning assets and resultant yields, and the dollar amounts of interest expense and average interest-bearing liabilities, expressed both in dollars and in rates.

                                                                           YEAR ENDED DECEMBER 31,
                                ----------------------------------------------------------------------------------------------------

                                                 1996                            1995                            1994
                                ---------------------------------   ------------------------------    ------------------------------

                                  AVERAGE       YIELD/               AVERAGE    YIELD/                AVERAGE    YIELD/
                                  BALANCE        RATE    INTEREST    BALANCE     RATE     INTEREST    BALANCE     RATE     INTEREST
                                ------------   -------   --------   --------   --------   --------    -------   --------   --------
                                                                            (DOLLARS IN THOUSANDS)

ASSETS:
Interest-earning assets:
  Loans/(1)//(3)/                $  834,341     9.83%    $82,048  $  867,963    10.32%   $ 89,560   $  741,138     9.77%    $72,389
  Securities:
     Taxable                        186,264     5.84      10,884     248,018     5.69      14,121      294,472     5.11      15,048
     Tax exempt                      28,329     6.40       1,812      32,200     6.33       2,039       31,839     6.59       2,099
                                 ----------  -------     -------  ----------  -------    --------   ----------  -------     -------
        Total securities/(2)/       214,593     5.92      12,696     280,218     5.77      16,160      326,311     5.25      17,147
  Federal funds sold and
   other                             94,400     5.53       5,218      60,264     5.98       3,604       25,785     3.91       1,008
                                 ----------  -------     -------  ----------  -------    --------   ----------  -------     -------
     Total interest-earning
      assets                      1,143,334     8.74      99,962   1,208,445     9.05     109,324    1,093,234     8.28      90,544

Allowance for loan losses           (14,223)                         (15,705)                          (12,557)
Noninterest-earning assets:
  Cash and due from banks            92,025                           86,270                            80,638
  Premises and equipment, net        27,466                           25,321                            21,370
  Accrued interest receivable         9,617                           11,406                             9,704
  Other assets                       37,882                           40,751                            25,065
                                 ----------                       ----------                        ----------
     Total average assets        $1,296,101                       $1,356,488                        $1,217,454
                                 ==========                       ==========                        ==========

LIABILITIES AND
 STOCKHOLDERS' EQUITY:
Interest-bearing liabilities:
  Transaction accounts           $  341,721     2.06%    $ 7,025  $  368,861     2.28%   $  8,425   $  414,576     2.21%    $ 9,190
  Savings accounts                  170,205     2.64       4,492     161,439     2.80       4,513      124,639     2.10       2,616
  Certificates of deposit           339,303     5.16      17,507     391,810     5.62      22,017      290,891     3.82      11,100
  Debt financing                     20,642     6.36       1,313      25,574     6.87       1,757        4,960     4.76         236
  Short-term borrowings               8,855     5.04         446       5,448     5.56         303        6,215     5.13         319
                                 ----------  -------     -------  ----------  -------    --------   ----------  -------     -------
     Total interest-bearing
        liabilities                 880,726     3.50      30,783     953,132     3.88      37,015      841,281     2.79      23,461
Noninterest-bearing
 liabilities:
  Transaction accounts              275,818                          269,239                           252,540
  Other liabilities                   8,719                            9,795                             8,073
                                 ----------                       ----------                        ----------
     Total liabilities            1,165,263                        1,232,166                         1,101,894
Total stockholders' equity          130,838                          124,322                           115,560
                                 ----------                       ----------                        ----------
  Total average liabilities
   and stockholders' equity      $1,296,101                       $1,356,488                        $1,217,454
                                 ==========                       ==========                        ==========
Net interest income                                      $69,179                          $72,309                           $67,083
                                                         =======                          =======                           =======
Interest income as a
 percentage of average earning assets           8.74%                            9.05%                             8.28%
Interest expense as a percentage
  of average earning assets                     2.69                             3.06                               2.15
                                             -------                          -------                            -------
Net interest margin                             6.05%                            5.99%                              6.13%
                                             =======                          =======                            =======

/(1)/ Amount includes loans held for sale, but excludes nonaccrual loans.
/(2)/ Yields are actual, not taxable equivalent. The taxable equivalent yields for the years ended December 31, 1996, 1995 and 1994 are 6.33%, 6.12%, and 5.58%, respectively.
/(3)/ Interest income includes amortized net loan origination costs of $350,000 for the year ended December 31, 1996 and net loan origination fees of $923,000 and $2,050,000 for the years ended December 31, 1995 and 1994, respectively.

NET INTEREST INCOME

The Company's primary source of revenue is net interest income, which is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. The Company's net interest margin is influenced by competitive forces within its market area, the mix of its earning assets and deposit base, and the changing interest rate environment. Net interest income before provision for loan losses was $69,179,000 in 1996, a 4% decrease compared to $72,309,000 in 1995, an increase of 8% over 1994. The Company's net interest margin increased to 6.05% in 1996, as compared to 5.99% in 1995, and 6.13% in 1994. The increase in the net interest margin in 1996 was due primarily to decreases in the Company's cost of funds from 3.88% in 1995 to 3.50% in 1996, offset by decreases in the Company's yield on interest-earning assets from 9.05% in 1995 to 8.74% in 1996.

The Company's net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as "volume changes." It is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing deposits and other borrowed funds, referred to as "rate changes." The following table sets forth changes in interest income and interest expense for each major category of interest-earning assets and interest-bearing liabilities, and the amount of change attributable to volume and rate changes for the years indicated. The changes due to rate and volume have been allocated to rate and volume in proportion to the relationship between their absolute dollar amounts. The effects of tax-equivalent yields have not been considered because they are not significant.

                                                   1996 COMPARED TO 1995           1995 COMPARED TO 1994
                                                --------------------------------------------------------------
                                                 VOLUME      RATE      TOTAL     VOLUME      RATE       TOTAL
                                                --------------------------------------------------------------
                                                                        (IN THOUSANDS)
NET INTEREST INCOME VARIANCE ANALYSIS:
Increase (decrease) in interest income:
 Loans                                          $(3,396)   $(4,116)   $(7,512)   $12,913    $ 4,258    $17,171
 Securities:
    Taxable                                      (3,600)       363     (3,237)    (2,532)     1,605       (927)
    Tax-exempt                                     (247)        20       (227)        24        (84)       (60)
                                                -------    -------    -------    -------    -------    -------
      Total securities                           (3,847)       383     (3,464)    (2,508)     1,521       (987)
 Federal funds sold and other                     1,905       (291)     1,614      1,860        736      2,596
                                                -------    -------    -------    -------    -------    -------
      Total                                      (5,338)    (4,024)    (9,362)    12,265      6,515     18,780
                                                -------    -------    -------    -------    -------    -------
Increase (decrease) in interest expense:
 Interest-bearing transaction accounts             (594)      (806)    (1,400)    (1,045)       280       (765)
 Savings accounts                                   238       (259)       (21)       893      1,004      1,897
 Certificates of deposit                         (2,801)    (1,709)    (4,510)     4,621      6,296     10,917
 Debt financing                                    (321)      (123)      (444)     1,374        147      1,521
 Short-term borrowings                              174        (31)       143        (42)        26        (16)
                                                -------    -------    -------    -------    -------    -------
      Total                                      (3,304)    (2,928)    (6,232)     5,801      7,753     13,554
                                                -------    -------    -------    -------    -------    -------
Increase (decrease) in net interest income      $(2,034)   $(1,096)   $(3,130)   $ 6,464    $(1,238)   $ 5,226
                                                =======    =======    =======    =======    =======    =======

The decrease in total interest income of $9,362,000 in 1996 is comprised of a $5,338,000 volume decrease associated with the $65,111,000 decrease in average interest-earning assets between 1996 and 1995 and a $4,024,000 rate decrease associated with a decrease in the total yield on interest-earning assets to 8.74% in 1996 from 9.05% in 1995. The decrease in total interest expense of $6,232,000 in 1996 is comprised of a volume decrease of $3,304,000 related to the $72,406,000 decrease in average interest-bearing liabilities between 1996 and 1995 and a $2,928,000 decrease associated with a decrease in the cost of funds rate to 3.50% in 1996 from 3.88% in 1995.

The increase in total interest income of $18,780,000 in 1995 is comprised of a $12,265,000 volume increase associated with the $115,211,000 increase in average interest-earning assets between 1995 and 1994 and a $6,515,000 rate increase associated with an increase in the total yield on interest-earning assets to 9.05% in 1995 from 8.28% in 1994. The increase in total interest expense of $13,554,000 in 1995 is comprised of a volume increase of $5,801,000 related to the $111,851,000 increase in average interest-bearing liabilities between 1995 and 1994 and a $7,753,000 increase associated with an increase in the cost of funds rate to 3.88% in 1995 from 2.79% in 1994.

The average balance of securities decreased $65,625,000 during 1996 to $214,593,000 primarily attributable to maturities of securities. This contributed to a $34,136,000 increase in the average balance of federal funds sold and other securities, from $60,264,000 in 1995 to $94,400,000 in 1996.

Average loans decreased $33,622,000 to $834,341,000 during 1996. The decrease in the yield on loans from 10.32% in 1995 to 9.83% in 1996 reflects continued competition in loan pricing during 1996.

Average interest-bearing liabilities decreased $72,406,000 to $880,726,000 at December 31, 1996 due primarily to a planned reduction in high cost time deposits in the first quarter of 1996, coupled with deposit runoff that was anticipated as a result of acquisitions completed during 1996. The interest rate paid on average interest-bearing liabilities decreased to 3.50% in 1996 compared to 3.88% in 1995.

A changing interest rate environment can have a significant impact on the Company's net interest margin. Management monitors its net interest margin by repricing its loans and deposit products after giving effect to such factors as competition and expected maturities in the loan, securities and deposit portfolios.

PROVISION FOR LOAN LOSSES

The Company maintains an allowance for loan losses at a level management believes to be adequate to cover the inherent risk of loss associated with its loan portfolio (see "Balance Sheet Analysis" and "Credit Risk Management and Asset Quality"). The provision for loan losses is charged against income and increases the allowance for loan losses. The provision for loan losses for the year ended December 31, 1996 was $7,731,000 compared to $9,633,000 in 1995 and $3,958,000 in 1994. Net charge-offs to average loans was 1.00% in 1996, .99% in 1995 and .53% in 1994. The allowance for credit losses as a percentage of total loans was 1.92% at December 31, 1996 compared to 1.73% and 1.61% as of December 31, 1995 and 1994, respectively.

OTHER INCOME

The following table summarizes changes in other income for the years ended December 31, 1996, 1995, and 1994.

                                           YEAR ENDED DECEMBER 31,             1996 VS. 1995          1995 VS. 1994
                                 ----------------------------------------------------------------------------------------
                                    1996            1995             1994    AMOUNT     PERCENT      AMOUNT    PERCENT
                                -----------------------------------------------------------------------------------------
                                                             (DOLLARS IN THOUSANDS)
OTHER INCOME:
Service charges on deposit
 accounts                        $ 2,801         $ 2,667          $ 2,552     $  134          5%    $  115          5%

Other service charges and
 fees                              7,024           5,867            6,312      1,157         20       (445)        (7)

Merchant credit card services      1,892           1,206              624        686         57        582         93
Mortgage banking revenue             696             590              521        106         18         69         13
Gain (loss) on sale of
 securities                           -             (113)               7        113        N/M       (120)       N/M
Other                              1,857           2,479              914       (622)       (25)     1,565        171
                                 -------         -------          -------     ------        ---     ------        ---
 Total other income              $14,270         $12,696          $10,930     $1,574         12%    $1,766         16%
                                 =======         =======          =======     ======        ===     ======        ===

N/M = Not Meaningful

Other income increased 12% in 1996 principally due to increased service charge earnings from the implementation of various revenue enhancement programs. Merchant services income continued to grow during the year, representing 13% of total other income compared to 9% in 1995.

Other income increased in 1995 principally due to revenues generated from merchant services, alternative investments, loan packaging and small business administration servicing. Service charge income decreased slightly primarily due to certain deposit accounts on which net service charge income was adversely affected by higher interest rates, as well as customers moving into higher yielding deposits which are not typically associated with service charges.

OTHER EXPENSES

The following table summarizes changes in other expenses for the years ended December 31, 1996, 1995 and 1994.


                                                                                            CHANGE                  CHANGE
                                              YEAR ENDED DECEMBER  31,                   1996 VS. 1995           1995 VS. 1994
                                 ---------------------------------------------------------------------------------------------------
                                        1996            1995             1994         AMOUNT      PERCENT     AMOUNT      PERCENT
                                 ---------------------------------------------------------------------------------------------------
                                                                        (IN THOUSANDS)
OTHER EXPENSES:
Salaries and employee
 benefits                               $23,378         $25,293         $25,327       $(1,915)        (8)%   $  (34)         -%
Occupancy                                 6,490           6,099           5,448           391          6        651         12
Equipment and maintenance                 4,652           4,837           4,293          (185)        (4)       544         13
Professional and legal fees               2,609           2,348           1,937           261         11        411         21
Amortization of intangible
 assets                                   1,770           1,679           1,092            91          5        587         54
Telecommunications                        1,404           1,066             663           338         32        403         61
Stationery and supplies                   1,194           1,655           1,404          (461)       (28)       251         18
FDIC assessments                             89           1,405           2,589        (1,316)       (94)    (1,184)       (46)
Marketing                                 1,124           1,237           1,215          (113)        (9)        22          2
Merchant credit card                      1,440             985             505           455         46        480         95
External data processing                  2,002           1,366           1,743           636         47       (377)       (22)
OREO expense                                530             940             254          (410)       (44)       686        270
Other                                     6,824           6,010           5,950           814         14         60          1
                                        -------         -------         -------       -------        ---    -------        ---
                                         53,506          54,920          52,420        (1,414)        (3)     2,500          5
Merger and integration                    6,016             700           2,567         5,316        N/M     (1,867)       N/M
Restructuring                               902               -             800           902        N/M       (800)       N/M
                                        -------         -------         -------       -------        ---    -------        ---
 Total other expenses                   $60,424         $55,620         $55,787       $ 4,804          9%      (167)         -%
                                        =======         =======         =======       =======        ===    =======        ===

N/M = Not Meaningful

Other expenses totaled $60,424,000 in 1996, representing an increase of $4,804,000, or 9%, over 1995. Excluding merger, integration and restructuring costs of $6,918,000 and $700,000 recorded in 1996 and 1995, respectively, other expenses decreased $1,414,000 (3%). This reduction in expenses reflects cost savings achieved by the Company through the planned consolidation of operations related to the three acquisitions completed in 1996.

In 1996 salaries and employee benefits decreased $1,915,000 (8%) as a result of the reductions in full time equivalent employees related to the completed acquisitions and the outsourcing of certain data processing functions. As part of the Company's growth and expansion, occupancy increased $391,000 (6%) from consolidating various support and administrative functions from numerous locations to a centralized headquarters office. Professional and legal fees increased $261,000 (11%) principally related to the engagement of outside consultants to review the Company's operations with the objective of revenue enhancements and streamlining the Company's work functions. Telecommunications increased $338,000 (32%) primarily due to the expansion of the Company's communication network to include the acquired branches and departments from the mergers completed during the year. Stationery and supplies decreased $461,000 (28%) which reflects the write-off of obsolete marketing stationery and supplies in 1995, coupled with the cost savings achieved through the planned consolidation of operations related to the acquisitions completed during the year. In June 1995, the FDIC reduced deposit insurance premiums, resulting in a $1,316,000 (94%) decrease in assessments. Merchant credit card expenses increased $455,000 (46%) commensurate with the revenue growth of 57% in services provided to merchant customers. External data processing increased $636,000 (47%) as a result of outsourcing part of the Company's data processing functions.

During 1995, expenses associated with occupancy, equipment and maintenance and amortization of intangible assets increased $651,000 (12%), $544,000 (13%) and $587,000 (54%), respectively, primarily due to the Bank One, Fresno merger and depreciation related to the acquisition of facilities and equipment. Professional and legal fees increased by $411,000 (21%) due primarily to the increased use of outside legal loan collection services. FDIC assessments decreased $1,184,000 (46%) as a result of the FDIC reduced insurance premiums. Merchant credit card expenses increased $480,000 (95%) commensurate with the revenue growth of 93% in services provided to merchant customers.

Merger and integration costs of $6,016,000 were recorded during 1996 in connection with the El Capitan, CoBank and Auburn mergers and the pending merger with Westamerica Bancorporation. Such costs related primarily to separation and benefit costs, professional, legal and investment banking fees, facilities termination fees and other merger related costs. A restructuring charge of $902,000 was recorded in the fourth quarter of 1996 to reflect management's estimate of the costs associated with the closure or consolidation of five branches approved by the Company in 1996.

Merger costs of $700,000 were recorded in 1995. Such costs relate primarily to professional, legal and investment banking fees incurred by El Capitan and CoBank in connection with the planned acquisitions by the Company in 1996.

Merger costs totaling $2,567,000 were recorded during 1994 in connection with the Mineral King merger. Such costs related primarily to separation and benefit costs, professional, legal and investment banking fees, and other merger related costs. A restructuring charge of $800,000 was recorded in the first quarter of 1994 and consisted of costs to merge two of the Company's subsidiary banks, Bank of Fresno and Merced Bank of Commerce, changing the name of Bank of Fresno to ValliWide Bank, providing for separation and benefit costs, and the writeoff of supplies.

The efficiency ratios before merger, integration and restructuring costs, (defined as Other Expense excluding merger, integration and restructuring costs divided by the sum of Net Interest Income plus Other Income), for 1996 and 1995 were 64.12% and 64.61%, respectively. The improvement in the Company's efficiency ratio reflects the planned synergies expected from the El Capitan, CoBank and Auburn mergers.

INCOME TAXES

Income taxes for 1996 were $6,166,000 compared to $7,950,000 in 1995 and $7,817,000 in 1994. The decrease is primarily the result of an overall decline in the level of taxable earnings. The effective tax rates were 40.3%, 40.2% and 42.8% for 1996, 1995 and 1994, respectively. Refer to Note O to the Company's Consolidated Financial Statements for further information about income taxes.

BALANCE SHEET ANALYSIS

Average assets and average deposits decreased in 1996 by approximately 4% and 5% respectively, compared to 1995. Average loans decreased 4% and average securities and federal funds sold decreased to 24% of average total assets in 1996 compared to 25% of average total assets in 1995.

When compared to the prior year, average assets and average deposits increased in 1995 by approximately 11% and 10%, respectively, primarily as a result of the Bank One, Fresno merger. Average loans increased 17%, more than the growth in deposits of 10%, which resulted in average securities and federal funds sold decreasing to 25% of average total assets in 1995 compared to 29% of average total assets in 1994.

SECURITIES

Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." In accordance with the Statement, prior period financial statements have not been restated to reflect the change in accounting principle. The cumulative effect of adopting SFAS No. 115 was to increase stockholders' equity at January 1, 1994 by $1,281,000 (net of $915,000 in income taxes) to reflect the net unrealized holding gains on securities classified as available for sale. There was no effect on net income as a result of adopting this Statement. Net reclassifications totaling approximately $87,000,000 were made from the available for sale portfolio to the held to maturity portfolio upon the adoption of SFAS No. 115.

In November 1995, the FASB issued additional implementation guidance regarding SFAS No. 115. In accordance with this guidance and prior to December 31, 1995, companies were allowed a one-time reassessment of their classification of securities and were required to account for any resulting transfers at fair value. Transfers from the held to maturity category that result from this one-time reassessment do not call into question the intent to hold other securities to maturity in the future. The Company transferred approximately $115,144,000 of securities from the held to maturity portfolio to the available for sale portfolio. The transferred securities were adjusted to fair value and stockholders' equity was decreased by $143,000 (net of income taxes of $104,000). Additionally, the Company transferred approximately $3,019,000 of securities from the available for sale portfolio to the held to maturity portfolio. These transfers were made to allow the Company greater flexibility in managing interest rate risk and liquidity.


The following table sets forth the carrying amount (fair value) of available for sale securities.


                                                              DECEMBER 31,
                                                       ------------------------------
                                                         1996       1995       1994
                                                       --------   --------   --------
                                                                (IN THOUSANDS)
AVAILABLE FOR SALE SECURITIES:
U.S. Treasury securities                              $ 26,265    $ 55,417   $ 69,173
U.S. Government agencies                                97,317     115,131     35,128
U.S. Government agency mortgage-backed securities       47,124      54,906     15,719
State and political subdivisions                        19,408      16,496      2,315
Other securities                                         8,090       7,636      7,023
                                                      --------    --------   --------
 Carrying amount and fair value                       $198,204    $249,586   $129,358
                                                      ========    ========   ========

The following table sets forth the maturities of available for sale securities (stated at amortized cost) at December 31, 1996 and the weighted average yields of such securities. Borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. This right may cause actual maturities to differ from the contractual maturities summarized below. Mortgage-backed securities generally have stated maturities of over 10 years but are subject to substantial prepayments which effectively accelerate actual maturities. See Notes A and D to the Company's Consolidated Financial Statements for further information about the securities portfolio.

                                                                        MATURING
                          -------------------------------------------------------------------------------------------------------
                               WITHIN          AFTER ONE BUT          AFTER FIVE BUT              AFTER
                               ONE YEAR       WITHIN FIVE YEARS       WITHIN TEN YEARS          TEN YEARS              TOTAL
                           ------------------------------------------------------------------------------------------------------
                           AMOUNT     YIELD     AMOUNT    YIELD       AMOUNT      YIELD      AMOUNT     YIELD     AMOUNT    YIELD
                           ------------------------------------------------------------------------------------------------------
                                                                 (DOLLARS IN THOUSANDS)
AVAILABLE FOR SALE
 SECURITIES:
U.S. Treasury securities   $19,552     5.20%    $ 6,765    5.64%        $     -       -%       $    -       -%   $ 26,317    5.31%
U.S. Government agencies     9,596     6.02      68,897    5.95          19,684    6.44           347    8.69      98,524    6.06
State and political
 subdivisions                  753     9.62      14,139    8.60           3,749    9.09             -       -      18,641    8.74
Other securities               101     5.03       7,987    5.40               -       -             -       -       8,088    5.39
                           -------     ----    --------   -----         -------   -----        ------   -----    --------    ----
     Total                 $30,002     5.57%    $97,788    6.27%        $23,433    6.86%       $  347    8.69%    151,570    6.22
                           =======     ====    ========   =====         =======   =====        ======   =====      49,048    6.33%
Mortgage-backed securities                                                                                       --------    ----
     Total amortized cost                                                                                        $200,618    6.25%
                                                                                                                 ========    ====

The following table sets forth the carrying amount (amortized cost) and fair value of held to maturity securities.

                                                                                     DECEMBER 31,
                                                                        --------------------------------------
                                                                         1996            1995           1994
                                                                        -------         -------        -------
                                                                                  (IN THOUSANDS)
HELD TO MATURITY SECURITIES:
U.S. Treasury securities                                                $   998         $   982       $ 26,279
U.S. Government agencies                                                  1,000          42,578         75,869
U.S. Government agency mortgage-backed securities                         7,398           8,258         37,228
State and political subdivisions                                          8,608          13,828         31,589
                                                                        -------         -------       --------
    Carrying amount (amortized cost)                                    $18,004         $65,646       $170,965
                                                                        =======         =======       ========
    Fair value                                                          $18,137         $66,074       $161,396
                                                                        =======         =======       ========

The following table sets forth the maturities of held to maturity securities at December 31, 1996 and the weighted average yields of such securities. Borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. This right may cause actual maturities to differ from the contractual maturities summarized below. Mortgage-backed securities generally have stated maturities of over 10 years but are subject to substantial prepayments which effectively accelerate actual maturities. See Notes A and D to the Company's Consolidated Financial Statements for further information about the securities portfolio.

                                                                        MATURING
                          --------------------------------------------------------------------------------------------------------
                               WITHIN           AFTER ONE BUT          AFTER FIVE BUT              AFTER
                               ONE YEAR        WITHIN FIVE YEARS       WITHIN TEN YEARS          TEN YEARS              TOTAL
                           -------------------------------------------------------------------------------------------------------
                           AMOUNT     YIELD      AMOUNT    YIELD       AMOUNT      YIELD      AMOUNT     YIELD     AMOUNT    YIELD
                           -------------------------------------------------------------------------------------------------------
                                                                   (DOLLARS IN THOUSANDS)
HELD TO MATURITY SECURITIES:
U.S. Treasury Securities    $    -        -%     $  998    5.17%        $  -         -%       $  -          -%    $   998     5.17%
U.S. Government agencies         -        -       1,000    5.82            -         -           -          -       1,000     5.82
State and political
 subdivisions                2,038    10.43       4,886    9.72          958     10.07         726       9.77       8,608     9.93
                            ------    -----      ------    ----         ----     -----        ----       ----     -------     ----
    Total                   $2,038    10.43%     $6,884    8.49%        $958     10.07%       $726       9.77%     10,606     9.10
                            ======    =====      ======    ====         ====     =====        ====       ====
Mortgage-backed securities                                                                                          7,398     6.65
                                                                                                                  -------     ----
    Total amortized cost                                                                                          $18,004     8.09%
                                                                                                                  =======     ====

LOANS

Loans represent the Company's largest component of earning assets and, accordingly, are its primary source of income. The Company concentrates its lending activities in five principal areas: commercial, agribusiness, real estate-construction, real estate-mortgage and consumer loans. The Company's lending is generally concentrated in small- and medium-sized businesses and consumers located in Central California. Interest rates charged for loans vary with the degree of risk, the size and term of a loan, the borrowers' depository relationships with the Company and prevailing market rates.

The Company has collateral management policies in place so that collateral lending of all types is on a basis which it believes is consistent with regulatory lending standards. Valuation analyses are utilized to take into consideration the potentially adverse economic conditions under which liquidation of collateral could occur. It is generally the Company's policy to fully collateralize all loans with loan-to-value ratios determined on an individual loan basis taking into account the financial stability of each borrower and the value and type of the collateral. In addition to real estate, other collateral accepted as security against loans includes deposits, securities, accounts receivable, inventories, equipment and other assets.

Real estate-mortgage and construction lending contain potential risks which are not inherent in other types of commercial loans. These potential risks include declines in market values of underlying real property collateral and, with respect to construction lending, delays or cost overruns, which could expose the Company to loss. In addition, risks in commercial real estate lending include declines in commercial real estate values and general economic conditions surrounding the commercial real estate properties and increases in vacancy rates. A decline in the general economic conditions or real estate values within the Company's market area could have a negative impact on the performance of the loan portfolio or value of the collateral. Because the Company lends primarily within its market area, the real property collateral for its loans is similarly concentrated, rather than diversified over a broader geographic area. The Company could therefore be adversely affected by a decline in real estate values in the Company's target market, even if real estate values elsewhere in California generally remained stable or increased.

The following table sets forth the amount of loans outstanding by type of credit extension as of the dates indicated.

                                                                      DECEMBER 31,
                                ----------------------------------------------------------------------------------------
                                      1996              1995              1994              1993              1992
                                ----------------------------------------------------------------------------------------
                                DOLLAR  PERCENT    DOLLAR  PERCENT   DOLLAR  PERCENT   DOLLAR  PERCENT   DOLLAR  PERCENT
                                AMOUNT OF LOANS    AMOUNT OF LOANS   AMOUNT OF LOANS   AMOUNT OF LOANS   AMOUNT OF LOANS
                                ----------------------------------------------------------------------------------------
                                                                  (DOLLARS IN THOUSANDS)
LOAN CATEGORIES:
Commercial                      $372,079     45%    $367,382    42%   $357,277    41%   $337,946    47%   $257,079    47%
Agribusiness                      83,721     10       76,278     9      73,695     8      47,513     7      24,336     4
Real estate-construction          61,046      7       74,720     8     102,470    12     100,007    14      81,196    15
Real estate-mortgage             134,110     16      136,278    16     126,208    14     106,858    15      89,313    16
Consumer                         178,673     21      205,869    24     215,440    24     119,075    17      98,670    18
Other                              5,112      1        5,222     1       4,623     1       3,451     -       2,353     -
                                --------    ---     --------   ----   --------   ---    --------   ---    --------   ---
 Total loans                     834,741    100%     865,749   100%    879,713   100%    714,850   100%    552,947   100%
Less allowance for loan losses   (16,002)            (14,986)          (14,130)          (12,368)           (8,144)
                                --------            --------          --------          --------          --------
 Net loans                      $818,739            $850,763          $865,583          $702,482          $544,803
                                ========            ========          ========          ========          ========

There were no concentrations of loans exceeding 10% of total loans which were not otherwise disclosed as a category of loans in the above table.

The Company's loan portfolio before the allowance for loan losses was $835 million at December 31, 1996, a decrease of $31 million (4%) from $866 million at December 31, 1995. The decrease is primarily related to principal paydowns, charge-offs and the runoff of business that was anticipated as a result of acquisitions completed during 1996, offset by loans acquired from the Auburn merger. The ratio of total loans to total assets was 63.2% at December 31, 1996, up from 62.3%. The average loan to deposit ratio was 74.7% in 1996 compared to 74.3% in 1995.

The components of the Company's loan portfolio at December 31, 1996, compared with December 31, 1995, are discussed below:

 . Commercial loans consist primarily of short- to medium-term financing for small- to medium-sized businesses and professionals. Commercial loans are diversified with no material industry concentrations. Commercial loans increased to $372 million, up $5 million (1%).

 . Agribusiness loans represent the largest single industry concentration in the loan portfolio, accounting for 10% of total loans. The agriculture portfolio includes loans for diverse crops, agricultural real estate, beef and dairy cattle, and equipment. Agriculture loans increased to $84 million, up $7 million (10%).

 . Real estate-construction loans are primarily for residential housing. The market focus is toward local developers and small residential projects located in the Company's market area. The economic viability of a project and the borrower's past development record and credit worthiness are primary considerations in the loan underwriting decision. Real estate-construction loans decreased to $61 million, down $14 million (18%) primarily due to principal paydowns and the continued softness in home sales in the Company's market area. As a result, the Company continues a selective underwriting posture in its lending practices.

 . Real estate-mortgage loans are primarily "mini-perm" (medium term) commercial real estate mortgages with maturities ranging from five to seven years. Real estate-mortgage loans decreased to $134 million, down $2 million (2%) primarily due to the continued economic stagnation within the Company's market and the runoff of business associated with the acquisitions completed during the year.

 . Consumer loans are primarily comprised of home equity lines of credit, home equity loans, automobile loans, home improvement loans and swimming pool loans. Installment loans decreased to $179 million, down $27 million (13%) due to lower demand for consumer loan products and management's decision to discontinue offering certain consumer loan products during the year.


LOAN COMMITMENTS

In the normal course of business, there are various commitments outstanding to extend credit that are not reflected in the consolidated balance sheets. As of December 31, 1996, the Company had outstanding approximately $227,739,000 in undisbursed loan commitments and standby letters of credit. Annual reviews of the commercial credit lines and ongoing monitoring of outstanding balances reduces the risk of loss associated with these commitments. At December 31, 1996, undisbursed loan commitments of $220,609,000 included $157,951,000 for commercial loans, $43,575,000 of real estate-construction loans, $9,712,000 for real estate-mortgage loans and $9,371,000 for consumer loans. The Company's undisbursed commercial loan commitments were comprised primarily of business lines of credit. Undisbursed construction commitments represent undisbursed funding on construction projects in process.


MATURITY DISTRIBUTION

The following table shows the maturity distribution of the Company's loans outstanding as of December 31, 1996 which, based on remaining scheduled repayments of principal, were due within the periods indicated.


                                                 DECEMBER 31, 1996
                              --------------------------------------------------
                                              AFTER ONE
                                 WITHIN       BUT WITHIN     AFTER
                                ONE YEAR      FIVE YEARS   FIVE YEARS    TOTAL
                          -    -------------------------------------------------
                                               (IN THOUSANDS)
MATURITY DISTRIBUTION:
Commercial                      $147,907      $128,413     $ 91,337     $367,657
Agribusiness                      62,700        19,144        1,877       83,721
Real estate-construction          57,789         2,169        1,088       61,046
Real estate-mortgage              58,327        49,847       21,142      129,316
Consumer                          35,356        69,844       73,473      178,673
Other                              2,268         2,843            1        5,112
                                --------      --------     --------     --------
   Total /(1)/                  $364,347      $272,260     $188,918     $825,525
                                ========      ========     ========     ========

Fixed rate                      $ 92,356      $118,689     $ 93,634     $304,679
Variable rate                    271,991       153,571       95,284      520,846
                                --------     ---------     --------     --------
   Total /(1)/                  $364,347      $272,260     $188,918     $825,525
                                ========     =========     ========     ========

/ (1)/ Loans excludes nonaccrual loans of $9,216,000.

CREDIT RISK MANAGEMENT AND ASSET QUALITY

Management believes that the objective of a sound credit policy is to extend quality loans on a diversified basis to customers while controlling risk affecting shareholders and depositors. The Credit Quality Committee, made up of members of the Board of Directors of the Company's subsidiary bank, approves credit policy, reviews asset quality and ensures compliance with credit policy. ValliWide maintains a credit review staff as part of its risk control function which examines the loan portfolios of the subsidiary bank for compliance with established standards. Executive management and senior credit officers also perform reviews of loan quality and monitor, on a periodic basis, the progress of watch list loans requiring an action plan for rehabilitation or refinancing. In addition, credit underwriting guidelines are periodically reviewed and adjusted to reflect current economic conditions.

The Company places a loan on nonaccrual status when one of the following events occurs: any installment of principal or interest is 90 days or more past due (unless well secured and in the process of collection); management determines the ultimate collection of principal or interest on a loan to be unlikely; management deems it to be probable the Company will take possession of the collateral in satisfaction of the loan; or the terms of a loan have been renegotiated to less than market rates due to a serious weakening of the borrower's financial condition.

With respect to the Company's policy of placing loans 90 days or more past due on nonaccrual status unless the loan is well secured and in the process of collection, a loan is considered in the process of collection if, based on a probable specific event, management expects that the loan will be repaid or brought current. When a loan is placed on nonaccrual status, the Company's general policy is to reverse and charge against current income previously accrued but unpaid interest. Income on such loans is subsequently recognized only to the extent that cash is received and future collection of principal is probable. Loans for which collectibility of the principal balance or interest is considered to be doubtful by management are placed on nonaccrual status prior to becoming 90 days delinquent.

Loans for which collateral has been repossessed are classified either as "other real estate owned (OREO)" or "other assets" (for personal property collateral) in the Company's financial statements. The Company values its OREO properties at estimated net realizable value based on appraisals generally performed at the time the property is acquired. In general, appraisals are performed by independent appraisers on significant OREO properties. The Company's appraisal department generally values other OREO properties. Management's objective is to dispose of those properties in an expeditious time frame in an effort to minimize holding costs, which may result in the Company realizing less than book value. Due to possible fluctuations in real estate values, management can give no assurance that the carrying values of OREO properties will ultimately be realized upon disposition.

Interest income would have increased by approximately $937,000 in 1996, $2,204,000 in 1995 and $678,000 in 1994 had nonaccrual and restructured loans performed in accordance with their original terms.

NONPERFORMING ASSETS

The table below sets forth information about nonperforming assets and accruing loans 90 days or more past due.

                                                            DECEMBER 31,
                                        ---------------------------------------------------
                                          1996       1995       1994       1993      1992
                                        ---------------------------------------------------
                                                       (DOLLARS IN THOUSANDS)
NONPERFORMING ASSETS:
Nonaccrual loans                        $ 9,216    $17,480    $ 7,303    $ 6,059    $4,930
Restructured loans                          224        257        558        933       830
                                        -------    -------    -------    -------    ------
   Nonperforming loans                    9,440     17,737      7,861      6,992     5,760
Other real estate owned (OREO)            3,821      2,512      3,665      3,537     1,771
                                        -------    -------    -------    -------    ------
   Total nonperforming assets           $13,261    $20,249    $11,526    $10,529    $7,531
                                        =======    =======    =======    =======    ======
Accruing loans 90 days past due         $ 1,514    $ 1,451    $ 3,073    $ 1,195    $1,517
                                        =======    =======    =======    =======    ======

Nonperforming loans to total loans         1.13%      2.05%      0.89%      0.98%     1.04%
Nonperforming assets:
   To total loans and OREO                 1.58       2.33       1.30       1.47      1.36
   To total assets                         1.00       1.46       0.86       0.87      0.88

Nonaccrual loans decreased from $17,480,000 at December 31, 1995 to $9,216,000 at December 31, 1996. The decrease in nonaccrual loans at December 31, 1996 compared with the prior year reflects an improvement in the credit quality of the loan portfolio. The Company expects to continue to reduce nonperforming assets; however, the Company can give no assurances that additional increases in nonaccrual loans may not occur in future periods.

Although the volume of nonperforming assets and accruing loans 90 days or more past due will depend, in part, on the future economic environment, management of the Company has identified approximately $2.4 million in potential problem loans at December 31, 1996 as to which it has serious doubts as to the ability of the borrowers to comply with the present repayment terms and which may become nonperforming assets or accruing loans 90 days or more past due, based on known information about possible credit problems of its borrowers.

ALLOWANCE FOR LOAN LOSSES

Management's determination of the allowance for loan losses requires the use of estimates and assumptions related to the risks inherent in the loan portfolio which management believes are reasonable. Actual results could, however, differ significantly from those estimates. Estimates that are particularly susceptible to significant fluctuation relate to the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans because, in those circumstances, management revalues the asset to the lower of cost or fair value less selling expenses. In connection with the determination of the allowance for loan losses and the valuation of OREO, management generally obtains independent appraisals for significant properties. Management believes its current appraisal policies generally conform to federal regulatory guidelines.

An evaluation of the overall quality of the portfolio is performed to determine the necessary level of the allowance for loan losses. This evaluation takes into consideration the classification of loans and the application of loss estimates to these classifications. The Company classifies loans as pass, watch, special mention, substandard, doubtful, or loss based on classification criteria believed by management to be consistent with the criteria applied by the Company's banking examiners. These classifications and loss estimates take into consideration all sources of repayment, underlying collateral, the value of such collateral, and current and anticipated economic conditions, trends and uncertainties. These processes provide management with data that help to identify and estimate the credit risk inherent in the portfolio so that management may identify potential problem loans on a timely basis. The allowance for loan losses reflects the results of these estimates. Based on information available at December 31, 1996, management believes the allowance for loan losses of $16,002,000, which constitutes 1.92% of total loans, is adequate as an allowance against possible future losses.

The Company has experienced significant increases in the provision and allowance for loan losses since 1992. The increases in the provision are primarily due to loan growth and increased net charge-offs, and the increases in the allowance for loan losses are primarily a result of loan growth and the impact of acquired allowances for loan losses through mergers. Management believes the allowance for loan losses will continue to increase in future periods commensurate with loan growth, risks in the loan portfolio, and the possible impact of changes in economic conditions on the loan portfolio. While the Company's policy is to charge off in the current period those loans on which a loss is considered probable, there also exists the risk of future losses which cannot be precisely quantified or attributed to particular loans or classes of loans. Because this risk is continually changing in response to factors beyond the control of the Company, such as the state of the economy, management's judgment as to the adequacy of the allowance for loan losses in future periods is necessarily an approximate one. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the adequacy of the Company's allowance for loan losses as well as the Company's methodology for arriving at the allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgment of information available to them at the time of their examination.

The following table provides a summary of the Company's allowance for loan losses and charge-off and recovery activity.


                                                                      YEAR ENDED DECEMBER 31,
                                                      --------------------------------------------------------
                                                        1996        1995        1994       1993        1992
                                                      ---------   ---------   --------   ---------   ---------
                                                                      (DOLLARS IN THOUSANDS)

ALLOWANCE FOR LOAN LOSSES:
Balance at beginning of year                          $ 14,986    $ 14,130    $ 12,368   $  8,144    $  7,486
Provision for loan losses                                7,731       9,633       3,958      2,922       2,227
Allowance acquired through merger                        1,665           -       1,755      3,430           -
Charge-offs:
   Commercial                                            4,244       4,146       1,748      1,519       1,375
   Agribusiness                                            547         216           -          -           -
   Real estate-construction                                480         109          40        103         184
   Real estate-mortgage                                  1,834       3,515       2,069        518          16
   Consumer                                              2,868       1,346         424        440         403
   Other                                                   116         116         120         82          81
                                                      --------    --------    --------   --------    --------
         Total charge-offs                              10,089       9,448       4,401      2,662       2,059
Recoveries:
   Commercial                                              418         395         329        407         354
   Agribusiness                                             12           5           -          -           -
   Real estate-construction                                  -           -           -         18          23
   Real estate-mortgage                                     72          26           -          -           -
   Consumer                                              1,185         227         104        102          99
   Other                                                    22          18          17          7          14
                                                      --------    --------    --------   --------    --------
         Total recoveries                                1,709         671         450        534         490
                                                      --------    --------    --------   --------    --------
Net charge-offs                                          8,380       8,777       3,951      2,128       1,569
                                                      --------    --------    --------   --------    --------
Balance at end of year                                $ 16,002    $ 14,986    $ 14,130   $ 12,368    $  8,144
                                                      ========    ========    ========   ========    ========
Loans outstanding at year-end                         $834,741    $865,749    $879,713   $714,850    $552,947
Average loans                                          841,647     885,200     742,055    606,323     538,977

Net charge-offs during the year to average loans          1.00%       0.99%       0.53       0.35%       0.29%
Allowance for loan losses:
   To total loans                                         1.92        1.73        1.61       1.73        1.47
   To nonperforming loans                                  170          84         180        177         141
   To nonperforming assets                                 121          74         123        117         108

The provision for loan losses for the year ended December 31, 1996 was $7,731,000 compared to $9,633,000 in 1995. The decrease in the provision of $1,902,000 during 1996 compared to 1995 reflects the higher provision recognized in the prior year related to certain nonperforming loans. As noted in the previous table, the percentage of net charge-offs to average loans has increased from a range of 0.29% in 1992 to a high of 1.00% in 1996. Net charge-offs as a percentage of average loans may increase from the 1996 level in future periods as certain nonperforming loans identified and reserved for during 1996 are charged-off if they are not brought to resolution.

The following table shows the allocation of the Company's allowance for loan losses and the percent of loans in each category to total loans for the dates indicated. The allocation of individual categories of loans included amounts applicable to specifically identified as well as unidentified losses inherent in that segment of the loan portfolio and will necessarily change whenever management determines that the risk characteristics of the loan portfolio have changed. Management believes that any breakdown or allocation of the allowance for loan losses into loan categories lends an appearance of exactness which does not exist, in that the allowance is utilized as a single unallocated allowance available for all loans and undisbursed commitments. The allocation below should not be interpreted as an indication of the specific amounts or loan categories in which future charge-offs may occur.

                                                                            DECEMBER 31,
                               -------------------------------------------------------------------------------------------
                                        1996             1995              1994               1993               1992
                               -------------------------------------------------------------------------------------------
                               ALLOWANCE   % OF   ALLOWANCE  % OF   ALLOWANCE  % OF   ALLOWANCE  % OF    ALLOWANCE   % OF
                               FOR LOSSES  LOANS  FOR LOSSES LOANS  FOR LOSSES LOANS  FOR LOSSES LOANS   FOR LOSSES  LOANS
                               -------------------------------------------------------------------------------------------
                                                                         (DOLLARS IN THOUSANDS)
LOAN CATEGORIES:
Commercial                        $ 7,609    45%     $ 6,898   42%     $ 6,305    41%    $ 5,677   47%       $4,017     47%
Agribusiness                        1,505    10        1,432    9        1,301     8         798    7           380      4
Real estate-construction            1,145     7        2,097    8        1,744    12       1,694   14         1,098     15
Real estate-mortgage                2,423    16        1,676   16        1,974    14       2,106   15         1,258     16
Consumer                            3,228    21        2,813   24        2,748    24       2,046   17         1,364     18
Other                                  92     1           70    1           58     1          47    -            27      -
                                  -------   ---      -------  ---      -------   ---     -------  ---        ------    ---
 Total                            $16,002   100%     $14,986  100%     $14,130   100%    $12,368  100%       $8,144    100%
                                  =======   ===      =======  ===      =======   ===     =======  ===        ======    ===

DEPOSITS

The Company primarily attracts deposits from local businesses and professionals, as well as through retail certificates of deposit, savings and checking accounts. The Company had an insignificant amount of brokered deposits at December 31, 1996, 1995 and 1994, and the Company's policy is not to purchase brokered deposits. The Company has no known foreign deposits. The average daily amount of deposits and the rates paid on deposits are summarized below.


                                                                                   DECEMBER 31,
                                               -----------------------------------------------------------------------------------
                                                    1996                          1995                        1994
                                               -----------------------------------------------------------------------------------
                                               AVERAGE PERCENT OF          AVERAGE PERCENT OF           AVERAGE PERCENT OF
                                               BALANCE DEPOSITS RATE/(1)/  BALANCE DEPOSITS RATE/(1)/   BALANCE DEPOSITS RATE/(1)/
                                               -----------------------------------------------------------------------------------
                                                                             (DOLLARS IN THOUSANDS)
DEPOSITS:
Noninterest-bearing transaction accounts       $  275,818   25%       -%  $  269,239   22%       -%    $  252,540   23%       -%
Interest-bearing transaction accounts             341,721   30     2.06      368,861   31     2.28        414,576   38     2.21
Savings accounts                                  170,205   15     2.64      161,439   14     2.80        124,639   12     2.10
Certificates of deposit and other time
 deposits:
    Less than $100,000                            213,574   19     5.08      262,623   22     5.61        185,772   17     3.76
    $100,000 and more                             125,729   11     5.30      129,187   11     5.64        105,119   10     3.91
                                               ----------  ---     ----   ----------  ---     ----     ----------  ---     ----
                                                  339,303   30     5.16      391,810   33     5.62        290,891   27     3.82
                                               ----------  ---     ----   ----------  ---     ----     ----------  ---     ----
  Total deposits                               $1,127,047  100%    3.41%  $1,191,349  100%    3.79%    $1,082,646  100%    2.76%
                                               ==========  ===     ====   ==========  ===     ====     ==========  ===     ====

/(1)/ Rate is computed based on interest-bearing deposits.

In 1996, total average deposits decreased 5% primarily related to decreases in interest-bearing transaction accounts and certificates of deposit and other time deposits as a result of the declining interest rate environment and the runoff of business that was anticipated from the acquisitions completed during 1996.

In 1995, total average deposits increased by 10% primarily due to a promotion by the Company to generate deposits. Certificate of deposits and other time deposits increased 35% as existing interest-bearing transaction account customers as well as new deposit customers invested in these higher yielding certificates of deposit.

Time deposits of $100,000 and more are generally received from the Company's business and professional customer base. The potential impact on the Company's liquidity from the withdrawal of these deposits is considered in the Company's asset and liability management policies which attempt to anticipate liquidity needs through its management of securities, federal funds sold, or by generating additional deposits. The Company had no short-term borrowings of which the average balance during the year exceeded 30% of stockholders' equity at December 31, 1996.

Following is a summary of the remaining maturities of certificates of deposit and other time deposits of $100,000 and more:

                                    DECEMBER 31, 1996
                                    -----------------
                                     (IN THOUSANDS)
REMAINING MATURITIES:
Three months or less                  $ 51,072
Over three through six months           24,766
Over six through twelve months          35,079
Over twelve months                       9,979
                                      --------
    Total                             $120,896
                                      ========

CAPITAL RESOURCES

The Company and its subsidiary are required to maintain minimum capital ratios defined by various federal government regulatory agencies. These regulatory agencies have established risk-based capital guidelines, which include minimum capital requirements. Management believes as of December 31, 1996, the Company and its subsidiary bank meet all capital adequacy guidelines to which they are subject. Refer to Note L of the Company's Consolidated Financial Statements for further information about regulatory matters.

Since 1991, the Company has consistently paid increasing quarterly cash dividends from $0.20 per annum to the current annual dividend rate of $0.426 per share beginning in the first quarter of 1997. These dividends are financed through dividends received from the Company's subsidiary bank. For information regarding dividends paid by the subsidiary bank refer to Note S of the Company's Consolidated Financial Statements.

LIQUIDITY AND ASSET/LIABILITY MANAGEMENT

The primary function of asset/liability management is to assure adequate liquidity and maintain an appropriate balance between interest-sensitive assets and interest-sensitive liabilities. The Company's policy has been to maintain an adequate liquidity position which, in addition to cash and cash equivalents, relies on cash inflows principally from earned interest, repayments of principal on loans and securities and increases in deposits. The Company's principal cash outflows are from loan originations, purchases of securities, decreases in deposits and payment of operating expenses.

At December 31, 1996, the Company's cash and cash equivalents totaled $205,748,000, an increase of $44,974,000 from the balance at December 31, 1995 of $160,774,000. Operating activities of the Company provided $13,405,000 primarily related to the Company's net income of $9,128,000. Investing activities provided $188,830,000 due primarily to maturities of securities in excess of purchases of $99,981,000, loan maturities and principal repayments in excess of loan originations of $76,348,000, and loan participation sales in excess of purchases of $9,486,000. In addition, purchases of premises and equipment exceeded the proceeds from sales of premises and equipment by $4,649,000, further reducing cash and cash equivalents. Such purchases related primarily to leasehold improvements incurred at the Company's new corporate headquarters and upgrading of data processing equipment. The Company's financing activities utilized cash and cash equivalents by $157,261,000. This decrease is primarily due to a decline in deposits of $139,902,000 and in federal funds sold and repurchase agreements of $4,110,000. In addition cash was utilized for the principal payments on debt financing of $5,015,000, the repurchase of treasury shares of $5,253,000 and the payment of dividends of $5,922,000.

Historically, the Company has experienced seasonal fluctuations in the first half of each year in its deposit base which has temporarily required the utilization of short-term federal funds borrowings from correspondent banks and brokerage firms. At December 31, 1996, management believes its liquidity is adequate. The Company has arranged unsecured federal funds lines of credit of approximately $102,000,000 with 5 major correspondent banks to provide funds in periods of temporary declines in deposits. The Company has additional sources of short-term credit through repurchase borrowing arrangements with several brokerage firms and certain key customers. At December 31, 1996, the Company had total short-term borrowings of $6,300,000 related to these arrangements.

Liquidity management requires the attention of the Company as well as its subsidiary bank. The Company's operations generated administrative costs associated with regulatory reporting, internal auditing, accounting and finance, personnel, investor relations, executive management and overall corporate planning, for which its subsidiary bank charges ValliCorp management and service fees. Aside from accessing capital markets, the Company's primary source of liquidity is dividends from its subsidiary bank. See Note T to the Consolidated Financial Statements for further information on cash flows of the parent company. There are regulatory restrictions which apply to dividends declared by financial institutions; however, management believes that adequate dividends will be received from ValliWide Bank to meet the Company's cash flow needs through 1997.

Through the Company's interest rate sensitivity management, it seeks to minimize fluctuating net interest margins and to enhance consistent growth of net interest income through periods of changing interest rates. The difference between the amount of assets and liabilities that are repricing in various time frames is called the "gap." Generally, if repricing assets exceed repricing liabilities in a given time period, the Company would be "asset sensitive." Alternatively, if repricing liabilities exceed repricing assets, the Company would be "liability sensitive."

The following table sets forth the interest-rate sensitivity and repricing schedule of the Company's interest-earning assets and interest-bearing liabilities, the interest rate sensitivity gap, the cumulative interest rate sensitivity gap and the cumulative interest rate sensitivity gap ratio.


                                                                          DECEMBER 31, 1996
                                                 --------------------------------------------------------------------
                                                                 AFTER THREE     AFTER ONE
                                                  IMMEDIATELY     MONTHS BUT      YEAR BUT      AFTER
                                                   OR WITHIN      WITHIN 12     WITHIN FIVE      FIVE
                                                 THREE MONTHS       MONTHS         YEARS        YEARS        TOTAL
                                                 --------------------------------------------------------------------
                                                                     (DOLLARS IN THOUSANDS)

INTEREST RATE SENSITIVITY GAP:
Loans/(1)/                                           $521,116      $ 63,939        $137,793    $102,677   $  825,525
Securities and federal funds sold                     137,845        30,261          95,500      44,602      308,208
                                                     --------      --------        --------    --------   ----------
 Total interest-earning assets                       $658,961      $ 94,200        $233,293    $147,279   $1,133,733
                                                     ========      ========        ========    ========   ==========
Interest-bearing transaction accounts                $345,464      $      -        $      -    $      -   $  345,464
Savings accounts                                      165,311             -               -           -      165,311
Certificates of deposit                               117,742       167,670          31,604           -      317,016
Debt financing                                         15,842             -               -         523       16,365
Short-term borrowings                                   6,300             -               -           -        6,300
                                                     --------      --------        --------    --------   ----------
 Total interest-bearing liabilities                  $650,659      $167,670        $ 31,604    $    523   $  850,456
                                                     ========      ========        ========    ========   ==========
Interest rate sensitivity gap/(2)/                   $  8,302      $(73,470)       $201,689   $ 146,756
Cumulative gap                                          8,302       (65,168)        136,521     283,277
Cumulative gap percentage to earning assets
 at December 31, 1996                                       1%           (6%)            12%         25%

/(1)/ Loans excludes nonaccrual loans of $9,216,000.
/(2)/ Does not assume prepayments of interest-earning assets or run-off of interest-bearing liabilities.

Based upon the average repricing schedules at December 31, 1996, the Company was "liability sensitive" with respect to interest-earning assets and interest-bearing liabilities repricing within one year. Because approximately $65 million of interest-bearing liabilities in excess of interest-earning assets reprice within one year, management expects that, in an increasing rate environment, the Company's net interest margin would be expected to decline as liabilities would generally reprice more quickly than assets, and in a decreasing rate environment, the Company's net interest margin would tend to increase. The Company manages its interest rate risk by emphasizing loan products which have variable interest rates and deposit products which are short-term in duration. The Company's asset/liability policy seeks to maintain a cumulative gap percentage of not more than 10% on a relative basis for assets and liabilities repricing within one year.

EFFECT OF CHANGING PRICES

The majority of assets and liabilities of a financial institution are monetary in nature and, therefore, differ greatly from most commercial and industrial companies that have significant investments in fixed assets or inventories. However, inflation does have an important impact on the growth of total assets in the banking industry and the resulting need to increase equity capital in order to maintain an appropriate equity-to-assets ratio. An important effect of this has been the reduction of the proportion of earnings paid out as dividends by some banking organizations. Another significant effect of inflation is on other expenses, which tend to rise during periods of general inflation.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

The following audited consolidated financial statements and related documents are set forth in this Annual Report on Form 10-K on the pages indicated:

                                                                     Page

Report of Independent Auditors.........................................23

Consolidated Balance Sheets............................................24

Consolidated Statements of Income......................................25

Consolidated Statements of Stockholders' Equity........................26

Consolidated Statements of Cash Flows..................................27

Notes to Consolidated Financial Statements.............................28

                         REPORT OF INDEPENDENT AUDITORS



To the Board of Directors and Shareholders of ValliCorp Holdings, Inc.

We have audited the consolidated balance sheets of ValliCorp Holdings, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits. The consolidated financial statements give retroactive effect to the mergers of ValliCorp Holdings, Inc. and El Capitan Bancshares, Inc. on February 2, 1996, and ValliCorp Holdings, Inc. and CoBank Financial Corporation on March 22, 1996, which have been accounted for as poolings of interests as described in Notes A and B to the consolidated financial statements. We did not audit the balance sheet of El Capitan Bancshares, Inc. as of December 31, 1995, or the related statements of earnings, stockholders' equity, and cash flows of El Capitan Bancshares, Inc. for the years ended December 31, 1995 and 1994, which statements reflect total assets of $133,499,000 as of December 31, 1995, and net interest income of $6,849,000 and $7,503,000 and net earnings of $1,044,000 and $1,882,000 for the years ended December 31, 1995 and 1994, respectively. Those statements were audited by other auditors whose report, dated January 19, 1996, has been furnished to us, and our opinion, insofar as it relates to the amounts included for El Capitan Bancshares, Inc. for 1995 and 1994, is based solely on the report of such other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ValliCorp Holdings, Inc. and subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.


Deloitte & Touche LLP

Fresno, California
January 24, 1997

VALLICORP HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS



                                                                   DECEMBER 31,
                                                            ------------------------
                                                               1996          1995
                                                            ------------------------
                                                                 (IN THOUSANDS)
ASSETS
 Cash and due from banks                                    $  113,748    $  103,004
 Federal funds sold                                             92,000        57,770
                                                            ----------    ----------
  Cash and cash equivalents                                    205,748       160,774
 Loans held for sale                                             8,262         5,158
 Securities:
  Available for sale                                           198,204       249,586
  Held to maturity (fair value: $18,137,000 in 1996
   and $66,074,000 in 1995)                                     18,004        65,646
                                                            ----------    ----------
    Total securities                                           216,208       315,232

 Loans                                                         834,741       865,749
 Allowance for loan losses                                     (16,002)     (14,986))
                                                            ----------    ----------
    Net loans                                                  818,739       850,763

 Accrued interest receivable                                     9,559        11,201
 Premises and equipment, net                                    29,073        25,919
 Other assets                                                   33,051        20,988
                                                            ----------    ----------
    Total assets                                            $1,320,640    $1,390,035
                                                            ==========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
 Deposits:
  Noninterest-bearing transaction accounts                  $  319,513    $  300,746
  Interest-bearing transaction and savings accounts            510,775       526,274
  Certificates of deposit, $100,000 and over                   120,896       136,284
  Other time deposits                                          196,120       258,082
                                                            ----------    ----------
    Total deposits                                           1,147,304     1,221,386

 Other liabilities                                               8,281        10,186
 Short-term borrowings                                           6,300        10,410
 Debt financing                                                 16,365        20,932
                                                            ----------    ----------
    Total liabilities                                        1,178,250     1,262,914

STOCKHOLDERS' EQUITY
 Preferred stock, $.01 par value; authorized 5,000,000
  shares, none issued                                                -             -
 Common stock, $.01 par value; authorized 40,000,000
  shares, issued and outstanding 14,088,788 shares
  in 1996 and 13,266,088 shares in 1995                            141           133
 Paid-in capital                                                95,166        84,135
 Net unrealized securities losses, net of income taxes          (1,396)         (536)
 Retained earnings                                              48,479        43,389
                                                            ----------    ----------
    Total stockholders' equity                                 142,390       127,121
                                                            ----------    ----------
    Total liabilities and stockholders' equity              $1,320,640    $1,390,035
                                                            ==========    ==========

See notes to consolidated financial statements.

VALLICORP HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME

                                                                    YEAR ENDED DECEMBER 31,
                                                        ---------------------------------------------
                                                          1996             1995              1994
                                                        ---------------------------------------------
                                                        (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
INTEREST INCOME
 Loans                                                  $82,048          $ 89,560           $72,389
 Securities                                              12,696            16,160            17,147
 Federal funds sold and other                             5,218             3,604             1,008
                                                        -------          --------           -------
  Total interest income                                  99,962           109,324            90,544
                                                        -------          --------           -------
INTEREST EXPENSE
 Deposits                                                29,024            34,955            22,906
 Debt financing                                           1,313             1,757               236
 Other                                                      446               303               319
                                                        -------          --------           -------
  Total interest expense                                 30,783            37,015            23,461
                                                        -------          ---------          -------

NET INTEREST INCOME                                      69,179            72,309            67,083

Provision for loan losses                                 7,731             9,633             3,958
                                                        -------          --------           -------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES      61,448            62,676            63,125
                                                        -------          --------           -------

OTHER INCOME
 Service charges on deposit accounts                      2,801             2,667             2,552
 Other service charges and fees                           7,024             5,867             6,312
 Merchant credit card services                            1,892             1,206               624
 Mortgage banking revenue                                   696               590               521
 Gain (loss) on sale of securities                            -              (113)                7
 Other                                                    1,857             2,479               914
                                                        -------          --------           -------
  Total other income                                     14,270            12,696            10,930
                                                        -------          --------           -------
OTHER EXPENSES
 Salaries and employee benefits                          23,378            25,293            25,327
 Occupancy                                                6,490             6,099             5,448
 Equipment and maintenance                                4,652             4,837             4,293
 Amortization of intangible assets                        1,770             1,679             1,092
 Merger and integration                                   6,016               700             2,567
 Restructuring                                              902                 -               800
 Other                                                   17,216            17,012            16,260
                                                        -------          --------           -------
  Total other expenses                                   60,424            55,620            55,787
                                                        -------          --------           -------

Income before income taxes                               15,294            19,752            18,268

Income taxes                                              6,166             7,950             7,817
                                                        -------          --------           -------
  NET INCOME                                            $ 9,128          $ 11,802           $10,451
                                                        =======          ========           =======

EARNINGS PER SHARE
 Primary                                                $  0.67          $   0.88           $  0.78
                                                        =======          ========           =======

 Fully-diluted                                          $  0.66          $   0.87           $  0.78
                                                        =======          ========           =======

DIVIDENDS PER SHARE PAID BY VALLICORP                   $  0.40          $   0.36           $  0.32
                                                        =======          ========           =======

See notes to consolidated financial statements.

VALLICORP HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                               NET UNREALIZED
                                                                                                 SECURITIES
                                                             NUMBER      COMMON     PAID-IN       GAINS       RETAINED
                                                           OF SHARES     STOCK      CAPITAL      (LOSSES)     EARNINGS       TOTAL
                                                           -------------------------------------------------------------------------
                                                                       (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
BALANCE AT DECEMBER 31, 1993                               12,603,387    $126        $79,840                    $32,060    $112,026
Issuance of common stock:
 Conversion of subordinated notes                              15,171                     84                                     84
 Exercise of stock options                                    241,442       3          1,440                                  1,443
 10% stock dividend - pooled company                          210,193       2          1,567                     (1,572)         (3)
Adjustment for change in accounting method,
 net of income taxes of $915,000                                                                  $ 1,281                     1,281
Change in net unrealized losses on available for sale
 securities, net of income tax benefit of $3,689,000                                               (5,069)                   (5,069)
Net income                                                                                                       10,451      10,451
Cash dividends declared prior to mergers:
 ValliCorp Holdings, Inc. - $0.32 per share                                                                      (2,440)     (2,440)
 Pooled companies                                                                                                (1,265)     (1,265)
                                                           ----------    ----        -------      -------      --------     -------
BALANCE AT DECEMBER 31, 1994                               13,070,193     131         82,931       (3,788)       37,234     116,508

Issuance of common stock:
 Conversion of subordinated notes                              33,565                    184                                    184
 Exercise of stock options                                    162,330       2          1,020                                  1,022
Change in net unrealized losses on available for sale
 securities, net of income taxes of $2,332,000                                                      3,252                     3,252
Net income                                                                                                       11,802      11,802
Cash dividends declared prior to mergers:
 ValliCorp Holdings, Inc. - $0.46 per share                                                                      (4,710)     (4,710)
 Pooled companies                                                                                                  (937)       (937)
                                                           ----------    ----        -------        -----       -------    --------
BALANCE AT DECEMBER 31, 1995                               13,266,088     133         84,135         (536)       43,389     127,121

Issuance of common stock:
 Conversion of subordinated notes                              15,380                     84                                     84
 Exercise of stock options                                    271,965       3          2,542                                  2,545
 Sales through stock plans                                     26,728                    396                                    396
 Acquisition of Auburn Bancorp                                844,627       8         13,259                                 13,267
Purchase of treasury stock                                   (336,000)     (3)        (5,250)                                (5,253)
Change in net unrealized losses on available for sale
 securities, net of income tax benefit of $634,000                                                   (860)                     (860)
Net income                                                                                                        9,128       9,128
Cash dividends declared - $0.30 per share                                                                        (4,038)     (4,038)
                                                           ----------    ----        -------      -------      --------    --------
BALANCE AT DECEMBER 31, 1996                               14,088,788    $141        $95,166      $(1,396)     $ 48,479    $142,390
                                                           ==========    ====        =======      =======      ========    ========

See notes to consolidated financial statements.

VALLICORP HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                               YEAR ENDED DECEMBER 31,
                                                                                          ----------------------------------
                                                                                             1996        1995        1994
                                                                                          ----------------------------------
                                                                                                    (IN THOUSANDS)
OPERATING ACTIVITIES:
   Net income                                                                             $   9,128    $ 11,802    $ 10,451
   Adjustments to reconcile net income to net cash provided by operating activities:
      Provision for loan losses                                                               7,731       9,633       3,958
      Provision for losses on other real estate owned                                           380       1,002         437
      Depreciation and amortization                                                           5,933       5,902       5,726
      Originations of loans held for sale, net of principal collected                       (49,899)    (51,258)    (54,083)
      Proceeds from loan sales                                                               55,015      49,646      56,946
      Decrease (increase) in accrued interest receivable                                      2,407        (183)       (402)
      Increase in other assets                                                              (11,842)     (2,362)       (242)
      (Decrease) increase in other liabilities                                               (4,608)       (438)      1,224
      Other operating activities, net                                                          (840)       (660)       (996)
                                                                                          ---------    --------    --------
      Net cash provided by operating activities                                              13,405      23,084      23,019
INVESTING ACTIVITIES:
   Proceeds from sales of available for sale securities                                           -      39,812      56,438
   Proceeds from maturities of available for sale securities                                105,418      36,642      25,829
   Purchases of available for sale securities                                               (51,136)    (80,268)    (52,389)
   Proceeds from maturities of held to maturity securities                                   45,699      33,953      18,197
   Purchases of held to maturity securities                                                       -     (39,882)    (20,862)
   Net decrease (increase) in loans excluding loan participations
      and loans held for sale                                                                76,348      (1,850)    (66,206)
   Loan participations:
      Purchases                                                                              (1,309)       (577)          -
      Sales                                                                                  10,795       4,012       2,172
   Purchases of premises and equipment                                                       (4,933)     (5,444)     (9,921)
   Proceeds from premises and equipment disposals                                               284         365          72
   Net cash obtained (used) in mergers and acquisitions                                       4,391           -     (15,762)
   Investments in other real estate owned                                                         -           -        (923)
   Proceeds from sale of other real estate owned                                              3,273       4,391       3,328
                                                                                          ---------    --------    --------
      Net cash provided by (used in) investing activities                                   188,830     ( 8,846)    (60,027)
FINANCING ACTIVITIES:
   (Decrease) increase in deposits                                                         (139,902)     43,255      (5,282)
   (Decrease) increase in short term borrowings                                              (4,110)      4,910       5,500
   Principal payments on debt financing                                                      (5,015)     (5,007)        (55)
   Proceeds from debt financing                                                                   -           -      25,000
   Stock sales through stock plans                                                            2,941       1,022       1,443
   Repurchase of common shares                                                               (5,253)          -           -
   Cash dividends                                                                            (5,922)     (4,612)     (3,623)
                                                                                          ---------    --------    --------
      Net cash (used in) provided by financing activities                                  (157,261)     39,568      22,983
                                                                                          ---------    --------    --------
Increase (decrease) in cash and cash equivalents                                             44,974      53,806     (14,025)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                              160,774     106,968     120,993
                                                                                          ---------    --------    --------
      Cash and cash equivalents at end of year                                            $ 205,748    $160,774    $106,968
                                                                                          =========    ========    ========

SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid                                                                          $  31,794    $ 38,229    $ 24,644
   Income taxes paid                                                                          7,800       7,319       8,768
NONCASH INVESTING AND FINANCING ACTIVITIES:
   Transfers of loans to other real estate owned                                              5,165       4,045       3,829
   Conversion of subordinated notes into common stock                                            84         184          84
   Financing sale of premises and other real estate owned                                       345         333       1,556
   Dividends declared, not yet paid                                                               -       1,884         849
   Effect of Auburn Bancorp merger:
      Liabilities assumed                                                                 $  70,939
      Common stock issued                                                                    13,267
      Net cash obtained                                                                      (4,391)
                                                                                          ---------
          Net increase in assets                                                          $  79,815
                                                                                          =========

See notes to consolidated financial statements.

VALLICORP HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

NOTE A - ACCOUNTING POLICIES

ValliCorp Holdings, Inc. is a supercommunity banking company headquartered in Fresno, California, which provides full service banking through its branch network in Central California. The accounting policies of ValliCorp Holdings, Inc. and its subsidiary, ValliWide Bank, conform with generally accepted accounting principles and prevailing practices within the financial services industry. Such principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. The following is a summary of significant accounting and reporting policies.

BASIS OF PRESENTATION: The accompanying consolidated financial statements include the acquisitions in 1996 of El Capitan Bancshares, Inc. ("El Capitan") and CoBank Financial Corporation ("CoBank"), and the 1994 acquisition of Mineral King Bancorp, Inc. ("Mineral King"), as described in Note B, which were accounted for as poolings of interests, and the 1996 acquisition of Auburn Bancorp ("Auburn") and the 1994 acquisition of Bank One, Fresno, which were accounted for under the purchase method of accounting. These financial statements include the accounts of ValliCorp Holdings, Inc. ("ValliCorp") and its subsidiary, ValliWide Bank ("ValliWide" or the "Bank"), hereinafter referred to as the "Company." All significant intercompany balances and transactions are eliminated.

BUSINESS COMBINATIONS: In a business combination accounted for as a pooling of interests, the assets, liabilities and shareholders' equity of the acquired entity are carried forward at their historical amounts and its results of operations are combined with the Company's results of operations. Additionally, the Company's prior period financial statements are restated to give effect to the merger.

In a business combination accounted for as a purchase, the results of operations of the acquired entity are included from the date of acquisition. Assets and liabilities of the entity acquired are recorded at fair value on the date of acquisition. Goodwill and identified intangibles are amortized over their estimated lives.

CASH AND CASH EQUIVALENTS: Cash and due from banks and federal funds sold are considered cash and cash equivalents.

LOANS HELD FOR SALE: Mortgage loans and loans guaranteed by the U.S. Small Business Administration which are held for sale are carried at the lower of aggregate cost or market as determined by outstanding commitments from investors or current investor yield requirements. Gains and losses on loan sales are recognized at the time of sale and are calculated based on the amounts received and the carrying value of the loans sold.

SECURITIES: Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." In accordance with the standard, prior period financial statements were not restated. The cumulative effect of adopting SFAS No. 115 was to increase stockholders' equity at January 1, 1994 by $1,281,000 (net of $915,000 in income taxes) to reflect the net unrealized holding gains on securities classified as available for sale. There was no effect on net income as a result of adopting this standard. Net reclassifications totaling approximately $87,000,000 were made from the held to maturity securities portfolio to the available for sale securities portfolio upon the adoption of SFAS No. 115.

Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Debt securities are classified as held to maturity when the Company has the positive intent and ability to hold the securities to maturity. Held to maturity securities are stated at cost, adjusted for amortization of premiums and accretion of discounts. Such amortization and accretion together with interest earned is included in interest income.

Marketable equity securities and debt securities not classified as held to maturity are classified as available for sale. Available for sale securities are carried at fair value, with unrealized gains and losses, net of income taxes, reported as a component of stockholders' equity. The cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion together with realized gains and losses and declines in value judged to be other-than-temporary are included in income. The cost of securities sold is based on the specific identification method.

LOANS: Loans are carried at the principal amount outstanding, net of unearned income, including deferred loan fees and costs. Certain nonrefundable loan origination and commitment fees and the direct costs associated with originating or acquiring the loans are deferred. The net deferred amount is amortized as an adjustment of the related loan yield over the contractual lives of the related loans.

VALLICORP HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

Interest income on loans is accrued based on principal amounts outstanding. Loans are accounted for on a nonaccrual basis when circumstances indicate that collection is questionable or, generally, when payment is over 90 days past due (unless the loan is well-secured and in the process of collection). Loans are returned to accrual status when management determines circumstances have improved to the extent that there has been a sustained period of repayment performance and both principal and interest are deemed collectible.

ALLOWANCE FOR LOAN LOSSES: The allowance for loan losses is maintained at a level estimated to be adequate to absorb potential losses in the loan portfolio. Management's determination of the adequacy of the allowance is based on evaluations of the portfolio, past credit loss experience, current economic conditions, volume, growth and composition of the loan portfolio and other relevant factors.

While the Company's policy is to charge-off those loans for which a loss is considered probable, there also exists the risk of future losses which cannot be precisely quantified or attributed to particular loans or classes of loans. Because the risk is continually changing in response to factors beyond the control of the Company, management's judgment as to the adequacy of the allowance for loan losses in future periods is necessarily an approximate one.

Effective January 1, 1995, the Company adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan", and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures". SFAS No. 114 requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. Under SFAS No. 114, a loan is considered impaired when, based on current information, it is probable that the borrower will be unable to pay contractual interest or principal payments as scheduled in the loan agreement. SFAS No. 114 applies to all loans except smaller-balance homogeneous consumer loans, loans carried at fair value or the lower of cost or fair value, debt securities and leases. Generally, the Company applies SFAS No. 114 to nonaccrual commercial loans and renegotiated loans. In addition, SFAS No. 114 modified the accounting for in-substance foreclosures ("ISF"). Effective January 1, 1995, a collateralized loan is considered an ISF and reclassified to Other Real Estate Owned only when the Company has taken physical possession of the collateral regardless of whether formal foreclosure proceedings have taken place.

SFAS No. 118 amends SFAS No. 114 to allow a creditor to use existing methods for recognizing interest income on impaired loans and requires certain information to be disclosed. The effect of adoption of these standards was not material.

PREMISES AND EQUIPMENT: Premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization is computed using the straight-line method over the estimated lives, ranging from 3 to 35 years, of each asset.

OTHER REAL ESTATE OWNED: Other real estate owned (OREO) consists of properties acquired through foreclosure or repossession. These properties (which are included in Other Assets) are carried at the lower of cost or fair value less estimated costs to sell. Credit losses arising from the acquisition of such properties are charged against the allowance for loan losses. Subsequent market write downs, operating expenses and gains and losses on the sale of OREO are charged or credited to other operating expense as incurred.

INTANGIBLE ASSETS: Intangible assets (which are included in Other Assets) aggregating $16,472,000 and $9,576,000 (net of accumulated amortization of $8,131,000 and $6,367,000) at December 31, 1996 and 1995, respectively, are comprised of core deposit intangibles and goodwill acquired in business combinations. Core deposit intangibles are amortized over the estimated lives of the existing deposit bases (10 years) using the interest method. Goodwill of $10,384,000 in 1996 and $5,131,000 in 1995 (net of accumulated amortization of $2,367,000 and $1,769,000, respectively) is amortized on a straight-line basis over 15 years. Management periodically reviews the balances to determine if such balances have been impaired.

INCOME TAXES: Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

VALLICORP HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

EARNINGS PER SHARE: Primary earnings per share is computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents (stock options and mandatory convertible subordinated debentures) outstanding during each year. The computation of fully-diluted earnings per share assumes the additional conversion of optional convertible subordinated debentures. The number of weighted average shares used in the primary earnings per share calculation was approximately 13,739,000 in 1996, 13,525,000 in 1995 and 13,402,000 in 1994. The average number of shares used in the fully-diluted computation was approximately 13,804,000 in 1996, 13,559,000 in 1995 and 13,475,000 in 1994.

ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS: Effective January 1, 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 establishes standards for accounting for the impairment of long-lived assets, certain identifiable intangibles and goodwill. It does not apply to financial instruments, long-term customer relationships of a financial institution (e.g., core deposit intangibles), mortgage and other servicing rights, or deferred tax assets. The effect of adoption of this standard was not material.

MORTGAGE SERVICING RIGHTS: In May 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 122, "Accounting for Mortgage Servicing Rights," which was adopted by the Company effective January 1, 1996. SFAS No. 122 requires that the Company recognize as separate assets rights to service mortgage loans for others, whether those servicing rights are originated or purchased. SFAS No. 122 also requires that capitalized servicing rights be assessed for impairment based on fair value, rather than an estimate of undiscounted future cash flows. The effect of adoption of this standard was not material.

ACCOUNTING FOR STOCK-BASED COMPENSATION: In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." The new standard defines a fair value method of accounting for stock options and other equity instruments, such as stock purchase plans. Under this method, compensation cost is measured based on the fair value of the stock award when granted and is recognized as an expense over the service period, which is usually the vesting period. This standard was effective for the Company beginning in 1996, and requires measurement of awards made beginning in 1995.

As permitted under SFAS No. 123, the Company has elected to continue to account for equity transactions with employees under existing accounting rules, and provide required disclosure in a note to the financial statements of the pro forma net income and earnings per share as if the Company had applied the new method of accounting.

ACCOUNTING FOR FINANCIAL ASSETS AND LIABILITIES: In June 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities". This Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. The Company believes the effect of adoption of this standard will not be material.

RECLASSIFICATIONS: Certain reclassifications have been made to prior year balances to conform to current year classifications.


NOTE B - MERGERS AND ACQUISITIONS

PENDING TRANSACTIONS

WESTAMERICA BANCORPORATION: On November 12, 1996, the Company announced it had entered into a definitive agreement ("Merger Agreement") with Westamerica Bancorporation ("WABC"), a northern California based holding company with $2.5 billion in assets, to merge the two companies. WABC will acquire the outstanding shares of common stock of ValliCorp pursuant to a tax-free exchange of WABC common stock for all common stock of ValliCorp. Upon consummation of the merger, each outstanding share of the Company's common stock will be converted into the right to receive $21 of value in WABC Common Stock, subject to upward or downward adjustments as described in the Merger Agreement. WABC plans to acquire all of the Company's outstanding common stock for WABC common stock pursuant to a tax-free exchange of common stock accounted for as a pooling of interests.

The Merger Agreement, which was approved unanimously by the Boards of Directors of both companies, is subject to conditions usual and customary for merger transactions of this type, including approval by both WABC and ValliCorp shareholders, approval by the Federal Reserve Board and California Superintendent of Banks, and satisfaction of certain other terms and conditions. The merger is currently expected to be consummated in the second quarter of 1997.

VALLICORP HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

COMPLETED TRANSACTIONS

AUBURN: On September 13, 1996, Auburn, together with its wholly-owned subsidiary, The Bank of Commerce, N.A., were merged with and into ValliCorp and ValliWide, respectively. The transaction was accounted for using the purchase method of accounting and, accordingly, the results of operations for Auburn have been included in the consolidated financial statements for periods subsequent to the consummation of the merger. Under this method of accounting, the purchase price is allocated to the respective assets acquired and liabilities assumed based on their estimated fair values. Each outstanding share of Auburn common stock was exchanged for 0.8209 shares of ValliCorp common stock resulting in approximately 845,000 shares of the Company's common stock being issued (including 327,000 shares of the Company's treasury stock) and valued at $15.25 per share, ValliCorp's stock price at the Auburn merger announcement in March 1996. The purchase price totaled $13.3 million in stock, including professional fees and other merger related expenses. At the merger date, the fair value of the assets acquired totaled $84 million, including loans of $63 million, securities of $3 million and intangible assets of $9 million, consisting of $3 million of core deposit intangibles and $6 million of goodwill, and the fair value of liabilities assumed was approximately $71 million, including deposits of $66 million.

The following presents a pro forma combined summary of operations of the Company and Auburn for the years ended December 31, 1996 and 1995 and it is presented as if the Auburn merger had been effective on January 1, 1995. It combines the Company's historical results of operations for the year ended December 31, 1996, which included combined operations from September 13, 1996 and Auburn's results of operations for the period January 1, 1996 through September 12, 1996.

The unaudited pro forma combined summary of operations is intended for informational purposes only and is not necessarily indicative of the future results of operations of the Company, or the results of operations that would have occurred had the Auburn merger been in effect for the full periods presented.

                                            YEAR ENDED
                                           DECEMBER 31,
                                      ----------------------
                                         1996        1995
                                      ----------   ---------
                                      (DOLLARS IN THOUSANDS
                                      EXCEPT PER SHARE DATA)

Net interest income                      $72,065     $76,428
Net income                                 8,094      11,861
Fully-diluted earnings per share            0.56        0.82

COBANK: On March 22, 1996, CoBank, together with its wholly-owned subsidiary, Commerce Bank of San Luis Obispo, N.A., were merged with and into ValliCorp and ValliWide, respectively. Each outstanding share of CoBank common stock was exchanged for 1.1875 shares of ValliCorp's common stock, resulting in approximately 1 million shares being issued. At the date of the merger, CoBank had unaudited total assets of $97 million, including $64 million in loans and $24 million in securities, and unaudited total liabilities of $88 million, including $87 million in deposits. The merger was accounted for as a pooling of interests.

EL CAPITAN: On February 2, 1996, El Capitan together with its wholly-owned subsidiary, El Capitan National Bank, were merged with and into ValliCorp and ValliWide, respectively. Each outstanding share of El Capitan common stock was exchanged for 2.3286 shares of ValliCorp's common stock resulting in approximately 2 million shares being issued. At the date of the merger, El Capitan had unaudited total assets of $128 million, including $63 million in loans and $48 million in securities, and unaudited total liabilities of $113 million, including $112 million in deposits. The merger was accounted for as a pooling of interests.

MINERAL KING: On December 16, 1994, Mineral King, together with its wholly-owned subsidiary, Mineral King National Bank, was merged with and into ValliCorp.
Each share of Mineral King was exchanged for 2.0103 shares of ValliCorp common stock resulting in approximately 2.5 million shares being issued. At the date of merger, Mineral King had unaudited total assets of $185 million, including $124 million in loans and $45 million in securities, and unaudited total liabilities of $173 million, including $167 million in deposits. The merger was accounted for as a pooling of interests.

BANK ONE, FRESNO: On December 2, 1994, the Company acquired, for $17 million, all of the deposits and the majority of the assets of Bank One, Fresno, a wholly-owned subsidiary of Bank One Arizona Corporation. Bank One, Fresno was concurrently merged with and into ValliWide. The transaction was accounted for as a purchase. In connection with the transaction, ValliWide acquired $99 million in deposits

VALLICORP HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

and $109 million in loans and recorded a core deposit intangible of $4 million and goodwill of $3 million. The impact of pro forma adjustments on the combined results of operations for 1994 is not material.

The following table presents preacquisition net interest income, net income and earnings per share for ValliCorp and the companies accounted for under the pooling of interests method and such information on a combined basis. During 1996, preacquisition earnings for El Capitan and CoBank were not material.

                                                 YEAR ENDED
                                                DECEMBER 31,
                                           ----------------------
                                             1995         1994
                                           ----------------------
                                           (DOLLARS IN THOUSANDS,
                                           EXCEPT PER SHARE DATA)
NET INTEREST INCOME:
  ValliCorp                                  $59,364      $43,977
  Mineral King                                     -       10,445
  El Capitan                                   6,849        7,503
  CoBank                                       6,096        5,158
                                             -------      -------
  Combined                                   $72,309      $67,083
                                             =======      =======

NET INCOME:
  ValliCorp                                  $10,247      $ 6,800
  Mineral King                                     -          994
  El Capitan                                   1,045        1,882
  CoBank                                         510          775
                                             -------      -------
  Combined                                   $11,802      $10,451
                                             =======      =======

NOTE C - MERGER, INTEGRATION AND RESTRUCTURING COSTS

Merger and integration costs of $6,016,000 were recorded during 1996 in connection with the El Capitan, CoBank and Auburn mergers and the pending merger with Westamerica Bancorporation. Such costs related primarily to separation and benefit costs, professional, legal and investment banking fees, facilities termination fees and other merger related costs.

A restructuring charge of $902,000 was recorded in the fourth quarter of 1996 to reflect management's estimate of the costs associated with the closure or consolidation of five branches approved by the Company in 1996. The charge reflects costs in connection with dispositions of facilities, premises and equipment ($832,000) and other related costs; at December 31, 1996, $748,000 of the restructuring charge remained in Other Liabilities.

Merger costs of $700,000, recorded in 1995, primarily relate to professional, legal and investment banking fees incurred by El Capitan and CoBank in connection with their mergers with the Company in 1996.

Merger costs totaling $2,567,000 were recorded during 1994 in connection with the Mineral King merger. Such costs related primarily to separation and benefit costs, professional, legal and investment banking fees and other merger related costs.

A restructuring charge of $800,000 was recorded in the first quarter of 1994 and consisted of costs to merge two of the Company's subsidiary banks, Bank of Fresno and Merced Bank of Commerce, change the name of Bank of Fresno to ValliWide Bank, provide for separation and benefit costs and write-off of supplies.

VALLICORP HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994


NOTE D - SECURITIES

Following is a comparison of the amortized cost and approximate fair value of available for sale securities.

                                                          GROSS        GROSS
                                            AMORTIZED   UNREALIZED   UNREALIZED      FAIR
                                              COST        GAINS        LOSSES       VALUE
                                            ---------   ----------   -----------   --------
                                                            (IN THOUSANDS)
DECEMBER 31, 1996
U.S. Treasury securities                     $ 26,317       $   32      $   (84)   $ 26,265
U.S. Government agencies                       98,524           22       (1,229)     97,317
U.S. Government agency mortgage-backed
  securities                                   49,048          188       (2,112)     47,124
State and political subdivisions               18,641          798          (31)     19,408
Other securities                                8,088            8           (6)      8,090
                                             --------       ------      -------    --------
                                             $200,618       $1,048      $(3,462)   $198,204
                                             ========       ======      =======    ========
DECEMBER 31, 1995
U.S. Treasury securities                     $ 55,506       $  113      $  (202)   $ 55,417
U.S. Government agencies                      115,751          150         (770)    115,131
U.S. Government agency mortgage-backed
  securities                                   56,120           25       (1,239)     54,906
State and political subdivisions               15,503          995           (2)     16,496
Other securities                                7,626           14           (4)      7,636
                                             --------       ------      -------    --------
                                             $250,506       $1,297      $(2,217)   $249,586
                                             ========       ======      =======    ========

Gross realized gains and losses were approximately $117,000 and $230,000, respectively, in 1995 and $141,000 and $134,000, respectively, in 1994 (none in 1996).

In November 1995, the FASB issued additional implementation guidance regarding previously issued SFAS No. 115. In accordance with this guidance and prior to December 31, 1995, companies were allowed a one-time reassessment of their classification of securities and were required to account for any resulting transfers at fair value. Transfers from the held to maturity category that resulted from this one-time reassessment will not call into question the intent to hold other securities to maturity in the future. The Company transferred approximately $115,144,000 of securities from the held to maturity portfolio to the available for sale portfolio. Available for sale securities were adjusted to fair value and stockholders' equity was decreased by $143,000, net of income taxes of $104,000. This transfer was made to allow the Company greater flexibility in managing its interest rate risk and liquidity. Also, the Company transferred approximately $3,019,000 of securities from the available for sale portfolio to the held to maturity portfolio. The securities were transferred at their fair value which approximated amortized cost at the date of transfer.

The amortized cost and approximate fair value of available for sale securities at December 31, 1996, by contractual maturity, are as shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

VALLICORP HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

                                                    DECEMBER 31, 1996
                                              -----------------------------
                                                AMORTIZED        FAIR
                                                  COST           VALUE
                                              -----------------------------
                                                     (IN THOUSANDS)

Due in one year or less                       $ 30,002             $ 29,982
Due after one year through five years           90,210               90,195
Due after five years through ten years          27,952               27,489
Due after ten years                              3,406                3,414
                                              --------             --------
                                               151,570              151,080
Mortgage-backed securities                      49,048               47,124
                                              --------             --------
                                              $200,618             $198,204
                                              ========             ========

The amortized cost and approximate fair value of held to maturity securities are as follows:

                                                                                         GROSS        GROSS
                                                                      AMORTIZED        UNREALIZED   UNREALIZED       FAIR
                                                                         COST             GAINS       LOSSES         VALUE
                                                                      ----------------------------------------------------
                                                                                           (IN THOUSANDS)
DECEMBER 31, 1996
U.S. Treasury securities                                              $   998         $  -           $     (4)    $    994
U.S. Government agencies                                                1,000            -                (12)         988
U.S. Government agency mortgage-backed securities                       7,398          114               (266)       7,246
State and political subdivisions                                        8,608          304                 (3)       8,909
                                                                      -------         ----           --------     --------
                                                                      $18,004         $418           $   (285)    $ 18,137
                                                                      =======         ====           ========     ========
DECEMBER 31, 1995
U.S. Treasury securities                                              $   982         $ 14           $      -     $    996
U.S. Government agencies                                               42,578            -                (44)      42,534
U.S. Government agency mortgage-backed securities                       8,258          139               (175)       8,222
State and political subdivisions                                       13,828          554                (60)      14,322
                                                                      -------         ----           --------     --------
                                                                      $65,646         $707           $   (279)    $ 66,074
                                                                      =======         ====           ========     ========

The amortized cost and approximate fair value of held to maturity securities at December 31, 1996, by contractual maturity, are as shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                 DECEMBER 31, 1996
                                              ---------------------------
                                              AMORTIZED           FAIR
                                                COST              VALUE
                                              ---------------------------
                                                    (IN THOUSANDS)
Due in one year or less                       $ 2,038             $ 2,085
Due after one year through five years           6,884               7,075
Due after five years through ten years            958               1,008
Due after ten years                               726                 723
                                              -------             -------
                                               10,606              10,891
Mortgage-backed securities                      7,398               7,246
                                              -------             -------
                                              $18,004             $18,137
                                              =======             =======

At December 31, 1996 and 1995, securities with carrying values of approximately $82,000,000 and $93,000,000, respectively, were pledged as collateral for deposits of public funds and other purposes as required by law or contract.

VALLICORP HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

NOTE E - LOANS

The carrying amounts of loans consist of the following:

                                   DECEMBER 31,
                               --------------------
                                 1996        1995
                               --------------------
                                  (IN THOUSANDS)
Commercial                     $372,079    $367,382
Agribusiness                     83,721      76,278
Real estate-construction         61,046      74,720
Real estate-mortgage            134,110     136,278
Consumer                        178,673     205,869
Other                             5,112       5,222
                               --------    --------
                                834,741     865,749
Allowance for loan losses       (16,002)    (14,986)
                               --------    --------
Net loans                      $818,739    $850,763
                               ========    ========

In the ordinary course of business, the Company, through its banking subsidiary, makes loans to directors and executive officers of the Company and their related businesses. Such loans are made on substantially the same terms, including interest rates and collateral, as those for comparable transactions with unrelated parties and do not, in the opinion of management, involve more than the normal risk of collectibility or present other unfavorable features. Changes in loans to, or guaranteed by, directors and executive officers and their related businesses are summarized as follows:

                                       YEAR ENDED
                                      DECEMBER 31,
                                  -------------------
                                    1996      1995
                                  -------------------
                                     (IN THOUSANDS)
Balance at beginning of year      $ 7,542    $ 13,101
New loans                           7,713      10,858
Payments                           (9,352)    (12,907)
Other changes                      (3,254)     (3,510)
                                  -------    --------
Balance at end of year            $ 2,649    $  7,542
                                  =======    ========

Other changes in 1996 and 1995 represent loans to former directors and executive officers of the Company who are no longer related parties.

At December 31, 1996, the Company's loan portfolio is highly diversified among industry groups within the Company's customer service area. The Company's largest loan concentrations are related to real estate-mortgage, agribusiness and real estate-construction lending which represented approximately 16%, 10% and 7% of the loan portfolio at December 31, 1996, respectively. The Company's loan portfolio is concentrated within Central California.

The Company has collateral management policies in place to assure that collateral lending of all types is approached on a basis which management believes is consistent with safe and sound lending standards. Valuation analyses are utilized to take into consideration the potentially adverse economic conditions under which liquidation could occur. The Company requires collateral on all real estate loans. Other collateral accepted as security for loans includes deposits, securities, accounts receivable, inventories, equipment and other assets.

The outstanding principal balance of loans placed on nonaccrual status was approximately $9,216,000 and $17,480,000 at December 31, 1996 and 1995,
respectively. Interest income not recognized on nonaccrual loans approximated $937,000, $2,204,000 and $678,000 during 1996, 1995 and 1994, respectively. The
Company did not recognize any interest income related to nonaccrual loans in 1996, 1995 and 1994.

VALLICORP HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

Changes in the allowance for loan losses are as follows:

                                                DECEMBER 31,
                                       ------------------------------
                                         1996        1995       1994
                                       ------------------------------
                                               (IN THOUSANDS)
Balance at beginning of year           $ 14,986    $14,130    $12,368
Provision for loan losses                 7,731      9,633      3,958
Charge-offs                             (10,089)    (9,448)    (4,401)
Recoveries                                1,709        671        450
Allowance acquired through merger         1,665          -      1,755
                                       --------    -------    -------
Balance at end of year                 $ 16,002    $14,986    $14,130
                                       ========    =======    =======

The following is a summary of loans considered to be impaired in accordance with SFAS No. 114 and the related interest income:

                                                           DECEMBER 31,
                                                         -----------------
                                                          1996      1995
                                                         -----------------
                                                          (IN THOUSANDS)
Recorded investment in impaired loans not requiring
an allowance for credit losses as determined in
accordance with SFAS No. 114 /(1)/                       $ 6,463   $ 5,732

Recorded investment in impaired loans requiring an
allowance for credit losses as determined in
accordance with SFAS No. 114 /(2)/                         2,753    10,957
                                                         -------   -------

Total recorded investment in impaired loans /(3)/        $ 9,216   $16,689
                                                         =======   =======


Average recorded investment in impaired loans            $13,170   $11,245
Interest income recognized                                     -       179

/(1)/ These loans did not require an allowance for credit losses as measured in accordance with SFAS No. 114 since the values of the impaired loans equal or exceed the recorded investments in the loans.

/(2)/ For these impaired loans, the related SFAS No. 114 allowance was $972,000 and $3,464,000 as of December 31, 1996 and 1995, respectively.

/(3)/ These amounts were evaluated for impairment using the following methods:
      $7,304,000 and $7,364,000 were evaluated using the present value of the loan's expected future cash flows method for the years ended December 31, 1996 and 1995, respectively and $1,912,000 and $9,325,000 were evaluated using the fair value of collateral for the years ended December 31, 1996 and 1995, respectively.

VALLICORP HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

NOTE F - OTHER REAL ESTATE OWNED

Other real estate owned, net of the allowance, was approximately $3,821,000 and $2,512,000 at December 31, 1996 and 1995, respectively, and is included within Other Assets.

Changes in the allowance for losses on other real estate owned are as follows:

                                                               DECEMBER 31,
                                                      -----------------------------
                                                       1996      1995        1994
                                                      -----------------------------
                                                              (IN THOUSANDS)
Balance at beginning of year                          $ 496     $  250    $   932
Provision for losses on other real estate owned         380      1,002        437
Net charge-offs                                        (534)      (756)    (1,119)
                                                      -----     ------     ------
Balance at end of year                                $ 342     $  496    $   250
                                                      =====     ======     ======

NOTE G - PREMISES AND EQUIPMENT

Premises and equipment consist of the following:

                                                                        DECEMBER 31,
                                                              ------------------------------
                                                                 1996                 1995
                                                               -----------------------------
                                                                      (IN THOUSANDS)
Land and leasehold interest                                    $  4,248             $  3,428
Premises and improvements                                        10,972                9,475
Leasehold improvements                                           10,062                8,348
Furniture and equipment                                          23,462               20,654
                                                               --------             --------
                                                                 48,744               41,905
Accumulated depreciation and amortization                       (19,671)             (15,986)
                                                               --------             --------
Premises and equipment, net                                    $ 29,073             $ 25,919
                                                               ========             ========

Depreciation and amortization of premises and equipment totaled $4,420,000, $3,939,000 and $2,962,000 for 1996, 1995 and 1994, respectively.

NOTE H - DEPOSITS

At December 31, 1996, the scheduled maturities of all certificates of deposits and other time deposits are as follows:

                                        (IN THOUSANDS)

               1997                          $285,412
               1998                            28,277
               1999                             2,621
               2000                               294
               2001 and thereafter                412
                                             --------
                                             $317,016
                                             ========

VALLICORP HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

NOTE I - SHORT-TERM BORROWINGS

Short-term borrowings consist of securities sold under repurchase agreements which generally mature within one to thirty-one days from the transaction date. The weighted average rates on such borrowings during 1996 and 1995 were 5.03% and 5.60%, respectively. The Company has arranged unsecured federal funds lines of credit totaling approximately $102,000,000 with five major banks, of which none was outstanding at December 31, 1996 and 1995.

NOTE J - DEBT FINANCING

Debt financing consists of the following:

                                                                                                DECEMBER 31,
                                                                                         -----------------------
                                                                                            1996           1995
                                                                                         -----------------------
                                                                                             (IN THOUSANDS)
Mandatory convertible subordinated debentures dated April 1, 1986; interest payable quarterly at prime plus 1.5%; principal mandatorily convertible into common stock in March 1998, or prior thereto at the option of the
 holder, at $5.50 per share                                                              $   728        $   728
Optional convertible subordinated debentures dated April 1, 1986; interest payable quarterly at prime plus .75%; principal payable quarterly at
 $22,734 with final payment due April 1998; convertible, at the option
 of the holder, into common stock at $5.50 per share                                         114            204
Two real property note obligations secured by property and improvements;
 original principal amount of $698,000 at 8.5%; with monthly
 principal and interest payments of $6,590 through June 2010                                 523              -
Federal Home Loan Bank notes in increments of $5,000,000 each dated
 December 1, 1994; interest payable quarterly at prime minus 2.05% to
 2.32%; principal payable annually in $5,000,000 increments collateralized
 by $30 million of commercial and mortgage loans.                                         15,000         20,000
                                                                                         -------        -------
                                                                                         $16,365        $20,932
                                                                                         =======        =======

The prime interest rate related to all financing arrangements was 8.25% and 8.50% at December 31, 1996 and 1995, respectively. Scheduled maturities are $5,127,000 in 1997, $5,789,000 in 1998, $5,043,000 in 1999 $46,000 in 2000, and
$50,000 in 2001 and $310,000 thereafter.

NOTE K - STOCKHOLDERS' EQUITY

Under the Company's Dividend Reinvestment and Stock Purchase Plan ("DRIP Plan"), stockholders may reinvest all or part of their quarterly cash dividends in shares of common stock. The Company has suspended the DRIP Plan because of the pending merger transaction with WABC (see Note B).

In connection with the Auburn merger, the Company issued 845,000 shares of common stock valued at $13.3 million including 327,000 shares of treasury stock purchased during 1996 in contemplation of the merger at an average per-share price of $15.62. (See Note B.)

VALLICORP HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

NOTE L - REGULATORY MATTERS

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and, possibly, additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Capital adequacy guidelines for the Company and the Bank and the regulatory framework for prompt corrective action for the Bank require that the Company and the Bank meet specific capital adequacy guidelines that involve quantitative measures of the Company's and the Bank's assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital classification as well as the Company's and the Bank's capital adequacy are also subject to qualitative judgments by the regulators about components, risk weighting and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital to average assets (as defined). Management believes, as of December 31, 1996, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 1996 and 1995, the most recent notifications from the Federal Reserve Bank categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized" the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the institution's category.

VALLICORP HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

The following table shows the Company's and the Bank's capital ratios at December 31, 1996 and 1995 as well as the minimum capital ratios required to be deemed "well capitalized" under the regulatory framework.


                                                                                              FOR CAPITAL
                                                     ACTUAL                                ADEQUACY PURPOSES
                                            ----------------------      ------------------------------------------------------
                                              AMOUNT        RATIO                 AMOUNT                       RATIO
                                            ----------------------      ------------------------------------------------------
AS OF DECEMBER 31, 1996
  Total Capital (to Risk Weighted Assets):
     Company                                 $139,653       15.14%      greater than      $73,794      greater than      8.00%
                                                                        or equal to                    or equal to

     Bank                                     123,428       13.45       greater than       73,428      greater than      8.00
                                                                        or equal to                    or equal to
  Tier 1 Capital (to Risk Weighted Assets):
     Company                                  127,900       13.87       greater than       36,897      greater than      4.00
                                                                        or equal to                    or equal to

     Bank                                     111,899       12.19       greater than       36,714      greater than      4.00
                                                                        or equal to                    or equal to
  Tier 1 Capital (to Average Assets):
     Company                                  127,900        9.62       greater than       53,174      greater than      4.00
                                                                        or equal to                    or equal to

     Bank                                     111,899        8.53       greater than       52,473      greater than      4.00
                                                                        or equal to                    or equal to
AS OF DECEMBER 31, 1995
  Total Capital (to Risk Weighted Assets):
     Company                                 $131,831       13.37%      greater than      $78,903      greater than      8.00%
                                                                        or equal to                    or equal to

     Bank                                     125,287       12.75       greater than       78,594      greater than      8.00
                                                                        or equal to                    or equal to
  Tier 1 Capital (to Risk Weighted Assets):
     Company                                  119,097       12.08       greater than       39,451      greater than      4.00
                                                                        or equal to                    or equal to

     Bank                                     112,973       11.50       greater than       39,297      greater than      4.00
                                                                        or equal to                    or equal to
  Tier 1 Capital (to Average Assets):
     Company                                  119,097        8.74       greater than       54,519      greater than      4.00
                                                                        or equal to                    or equal to

     Bank                                     112,973        8.30       greater than       54,452      greater than      4.00
                                                                        or equal to                    or equal to

                                                                  TO BE WELL
                                                           CAPITALIZED UNDER PROMPT
                                                          CORRECTIVE ACTION PROVISIONS
                                                -------------------------------------------
                                                         AMOUNT                   RATIO
                                                --------------------------------------------
AS OF DECEMBER 31, 1996
  Total Capital (to Risk Weighted Assets):
     Company                                                        N/A


     Bank                                        greater than   $91,786           10.00%
                                                 or equal to
  Tier 1 Capital (to Risk Weighted Assets):
     Company                                                        N/A


     Bank                                        greater than   $55,072            6.00
                                                 or equal to
  Tier 1 Capital (to Average Assets):
     Company                                                        N/A


     Bank                                        greater than    65,591            5.00
                                                 or equal to
AS OF DECEMBER 31, 1995
  Total Capital (to Risk Weighted Assets):
     Company                                                        N/A


     Bank                                        greater than   $98,242          10.00%
                                                 or equal to
  Tier 1 Capital (to Risk Weighted Assets):
     Company                                                        N/A


     Bank                                        greater than    58,945           6.00
                                                 or equal to

  Tier 1 Capital (to Average Assets):
     Company                                                        N/A


     Bank                                        greater than    68,066           5.00
                                                 or equal to

Under federal and California state banking laws, dividends paid by ValliCorp's subsidiary bank in any calendar year may not exceed certain limitations without the prior written approval of the appropriate bank regulatory agency. At December 31, 1996, the amount available for such dividends without prior written approval was approximately $6 million. Similar restrictions apply to the amounts and terms of loans, advances and other transfers of funds from the subsidiary bank to ValliCorp.

VALLICORP HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

NOTE M - EMPLOYEE BENEFIT PLANS

The Company sponsors an employee benefit plan (the "Plan") which includes 401(k), savings and employee stock ownership features. During 1996, 1995 and 1994, the Company contributed approximately $686,000, $652,000 and $515,000, respectively, to the Plan.

The 401(k) provisions included within the Plan allow participating employees to contribute between 1% and 10% of their eligible pretax annual compensation. The Company contributes funds matching the employees' contributions up to 2% of the employees' eligible annual compensation.

The employee savings provisions included within the Plan allow participating employees to contribute between 1% and 10% of their eligible after-tax annual compensation. The Company contributes funds matching 60% of the employees' elected contributions not to exceed 5% of the employees' eligible annual compensation.

Under the provisions of the employee stock ownership portion of the Plan, the Company can make discretionary contributions each fiscal year to be allocated to participants in proportion to their individual annual eligible compensation. The aggregate contribution is a specified percentage of eligible compensation during each year.

In connection with the acquisition of El Capitan and CoBank in 1996, the previously existing employee profit sharing plans were terminated. El Capitan and CoBank contributions totaled $436,000 in 1995 and $459,000 in 1994.


NOTE N - STOCK OPTION PLANS

The Company has a Directors' Stock Option Plan and a Key Employees' Stock Option Plan, under which the Company may issue options to purchase 750,000 and 1,550,000 shares of common stock, respectively.

Options to purchase shares of common stock are available for grant under the Director's Stock Option Plan at prices (historically market value) determined by the Compensation Committee of the Board of Directors. Options may be granted to certain directors as nonqualified options. The options become exercisable 20% annually and expire 10 years from the date of grant.

Options to purchase shares of common stock are available for grant under the Key Employees' Stock Option Plan at prices determined by the Compensation Committee of the Board of Directors. Options may be granted to any employee, including those who serve as a director, as either incentive or nonqualified options. Incentive options are to be granted at not less than fair market value at the date of grant. The options become exercisable 25% annually and expire 10 years from the date of grant.

The Company applies Accounting Principles Board Opinion 25 and related Interpretations in accounting for its plans. Under the intrinsic value method no compensation cost has been recognized for its stock option plans.

SFAS No. 123, "Accounting for Stock-Based Compensation," requires the disclosure of pro forma net income and earnings per share as if the Company adopted the fair value method as of the beginning of 1995. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions:

                                             1996    1995
                                             -----   -----
Expected life following vesting (years)        4.5     4.5
Stock volatility                              37.5%   34.5%
Risk free interest rate                        6.2%    5.4%
Dividend yield                                 2.5%    2.0%

VALLICORP HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

The Company's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the 1996 and 1995 awards had been amortized to expense over the vesting period of the awards, net income would have been reduced to the pro forma amounts indicated below:

                                         1996         1995
                                      ----------   -----------
Net income
  As reported                         $9,128,000   $11,802,000
  Pro forma                            8,818,000    11,576,000

Fully-diluted earnings per share
  As reported                         $     0.66   $      0.87
  Pro forma                                 0.64          0.85


The impact of outstanding non-vested stock options granted prior to 1995 has been excluded from the pro forma calculation; accordingly, the 1996 and 1995 pro forma adjustments are not indicative of future period pro forma adjustments, when the calculation will apply to all applicable stock options.

A summary of activity related to the Company's stock option plans is as follows:

                                              1996                    1995                      1994
                                      ---------------------   --------------------    -------------------------
                                                WEIGHTED AVG.           WEIGHTED AVG.             WEIGHTED AVG.
                                                OPTION PRICE            OPTION PRICE              OPTION PRICE
                                       SHARES     PER SHARE    SHARES     PER SHARE    SHARES       PER SHARE
                                      ---------   ---------   ---------   ---------   ---------   -------------
Outstanding at beginning of year       896,505       $11.96    945,124       $10.41    936,290           $ 7.59
Effect of Mineral King 10% stock
   dividend                                  -                       -                  26,641             5.42
Granted                                274,494        12.41    188,000        14.97    420,112            14.34
Exercised                             (271,965)        9.36   (162,330)        6.30   (241,442)            5.98
Forfeited                             (133,894)       14.04    (74,289)       12.23   (196,477)           10.13
                                      --------                --------                --------
Outstanding at end of year             765,140                 896,505                 945,124
                                      ========                ========                ========

At December 31, 1996 and 1995, 323,147 and 367,030 shares were exercisable and 1,271,888 and 1,329,112 shares were available for grant, respectively. The weighted average fair values of options granted during 1996 and 1995 were $5.39 and $5.50, respectively. No options expired during 1996, 1995 and 1994.


Additional information regarding options outstanding as of December 31, 1996 is as follows:

                                                 OPTIONS OUTSTANDING                      OPTIONS EXERCISABLE
                         -----------------------------------------------------------  ----------------------------
                                                    WEIGHTED AVG.
                                                      REMAINING
         RANGE OF                   NUMBER           CONTRACTUAL     WEIGHTED AVG.      NUMBER      WEIGHTED AVG.
      EXERCISE PRICES             OUTSTANDING        LIFE (YEARS)    EXERCISE PRICE   EXERCISABLE   EXERCISE PRICE
------------------------------------------------------------------------------------------------------------------
         $ 5.25 - 10.53                   191,295            5.86            $ 7.83       172,174           $ 7.74
          13.13 - 13.44                   223,312            8.30             13.28        50,209            13.13
          14.00 - 14.75                    47,100            8.17             14.60        10,400            14.63
          14.88 - 16.13                   303,433            8.10             15.00        90,364            14.94
         --------------                   -------            ----            ------       -------           ------
         $ 5.25 - 16.13                   765,140            7.60            $12.68       323,147           $10.81
         ==============                   =======            ====            ======       =======           ======

VALLICORP HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

NOTE O - INCOME TAXES

Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                        DECEMBER 31,
                                                                    -------------------
                                                                    1996           1995
                                                                    -------------------
                                                                       (IN THOUSANDS)
Deferred tax assets:
 Allowance for loan losses                                            $ 6,330    $5,371
 Merger adjustments                                                       567       140
 Tax basis over book basis of OREO                                        434       363
 State franchise taxes                                                    591       722
 Interest on nonaccrual loans                                             674       927
 Net unrealized securities losses                                       1,018       384
 Alternative minimum tax credit                                             -       349
 Other                                                                    406       200
                                                                      -------    ------
  Total deferred tax assets                                            10,020     8,456

Deferred tax liabilities:
 Intangible assets                                                      1,654       766
 Book basis over tax basis of premises and equipment                    1,086     1,306
 Leases                                                                   732       753
 Net deferred loan costs                                                1,461       940
 Other                                                                    235       226
                                                                      -------    ------
  Total deferred tax liabilities                                        5,168     3,991
                                                                      -------    ------
            Net deferred tax assets                                   $ 4,852    $4,465
                                                                      =======    ======

The provisions for income taxes consist of the following:

                                             YEAR ENDED DECEMBER 31,
                                          --------------------------
                                            1996      1995      1994
                                          --------------------------
                                                (IN THOUSANDS)
Current:       Federal                    $4,860    $6,085    $5,922
               State                       1,463     2,023     2,291
                                          ------    ------    ------
                                           6,323     8,108     8,213

Deferred:      Federal                      (328)     (347)     (500)
               State                         171       189       104
                                          ------    ------    ------
                                            (157)     (158)     (396)
                                          ------    ------    ------
                                          $6,166    $7,950    $7,817
                                          ======    ======    ======

The effective income tax rate varies from the statutory federal income tax rate as follows:

                                                             YEAR ENDED DECEMBER 31,
                                                        -------------------------------
                                                        1996          1995         1994
                                                        -------------------------------
Statutory federal income tax rate                       35.0%         35.0%        35.0%
State franchise taxes, net of federal tax benefit        7.3           7.3          7.5
Tax exempt interest income                              (3.5)         (3.9)        (4.3)
Costs related to acquisitions                            2.4           1.2          3.5
Other, net                                              (0.9)          0.6          1.1
                                                        ----          ----         ----
                                                        40.3%         40.2%        42.8%
                                                        ====          ====         ====

Income taxes (benefit) related to the sale of securities totaled ($47,000) and $3,000 for the years ended December 31, 1995 and 1994, respectively (none in 1996).

VALLICORP HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

NOTE P - LEASES

The Company leases certain premises used for banking purposes. Such leases are accounted for as operating leases. Certain leases provide for increases in rentals, after initial periods, to be computed in accordance with predetermined formulas contained in the lease agreements. Rent expense is recorded on a straight-line basis over the term of the lease.

Future minimum payments under noncancelable operating leases consist of the following at December 31, 1996:

                                                  (IN THOUSANDS)

  1997                                                $ 3,568
  1998                                                  3,407
  1999                                                  2,870
  2000                                                  2,299
  2001                                                  2,117
  Thereafter                                           11,810

Rent expense for all operating leases was approximately $3,082,000, $2,886,000 and $2,597,000 in 1996, 1995, and 1994, respectively.

NOTE Q - OTHER EXPENSES

Other expenses consist of the following:

                                                      DECEMBER 31,
                                              ---------------------------
                                                 1996      1995      1994
                                              ---------------------------
                                                       (IN THOUSANDS)
Professional and legal fees                   $ 2,609   $ 2,348   $ 1,937
External data processing                        2,002     1,366     1,743
Merchant credit card                            1,440       985       505
Telecommunications                              1,404     1,066       663
Stationery and supplies                         1,194     1,655     1,404
Marketing                                       1,124     1,237     1,215
OREO expense                                      530       940       254
FDIC assessments                                   89     1,405     2,589
Other                                           6,824     6,010     5,950
                                              -------   -------   -------
                                              $17,216   $17,012   $16,260
                                              =======   =======   =======

NOTE R - FINANCIAL INSTRUMENTS FAIR VALUE DISCLOSURE

The following summary disclosures are made in accordance with the provisions of SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," which requires the disclosure of fair value information about both on- and off-balance sheet financial instruments where it is practicable to estimate that value. Fair value is defined in SFAS No. 107 as the amount at which an instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. It is not the Company's intent to enter into such exchanges.

In cases where quoted market prices were not available, fair values were estimated using present value or other valuation methods, as described below. The use of different assumptions (e.g., discount rates and cash flow estimates) and estimation methods could have a significant effect on the resulting fair value amounts. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. Because SFAS No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements, any aggregation of the fair value amounts presented would not represent the underlying value of the Company.

VALLICORP HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994


                                                  CARRYING    ESTIMATED
                                                   AMOUNT     FAIR VALUE
                                                 ----------   ----------
                                                     (IN THOUSANDS)
DECEMBER 31, 1996
FINANCIAL ASSETS
  Cash and cash equivalents                      $  205,748   $  205,748
  Loans held for sale                                 8,262        8,500
  Securities                                        216,208      216,341
  Loans, net                                        818,739      819,000
FINANCIAL LIABILITIES
  Deposits                                        1,147,304    1,148,200
  Short-term borrowings                               6,300        6,300
  Debt financing                                     16,365       18,600
COMMITMENTS TO EXTEND CREDIT                              -        2,313

DECEMBER 31, 1995
FINANCIAL ASSETS
  Cash and cash equivalents                      $  160,774   $  160,774
  Loans held for sale                                 5,158        5,200
  Securities                                        315,232      315,660
  Loans, net                                        850,763      845,900
FINANCIAL LIABILITIES
  Deposits                                        1,221,386    1,224,600
  Short-term borrowings                              10,410       10,410
  Debt financing                                     20,932       22,400
COMMITMENTS TO EXTEND CREDIT                              -        2,232

The following methods and assumptions were used in estimating the fair values of financial instruments.

CASH AND CASH EQUIVALENTS: The carrying amounts reported in the balance sheets for cash and cash equivalents approximate their estimated fair values.

LOANS HELD FOR SALE: Fair values for loans held for sale are determined based upon outstanding commitments from investors or current investor yield requirements.

SECURITIES: Fair values for securities, including mortgage-backed securities, are based on quoted market prices.

LOANS: Fair values of variable rate loans which reprice frequently and with no significant change in credit risk are based on carrying values. Fair values for all other loans are estimated using discounted cash flow analyses over their remaining maturities, using interest rates at which similar loans would currently be offered to borrowers with similar credit ratings and for the same remaining maturities.

DEPOSITS: Fair values for transaction and savings accounts are equal to the respective amounts payable on demand at December 31, 1996 and 1995, i.e., their carrying amounts. Fair values of fixed-maturity certificates of deposit were estimated using the rates currently offered for deposits with similar remaining maturities.

DEBT FINANCING: Fair values of variable rate convertible debt financing are based on their conversion features. Fair values for other debt financing approximates the carrying values since the rates currently available to the Company for debt with similar terms and remaining maturities are comparable to the stated rates of the notes.

SHORT-TERM BORROWINGS: The carrying amounts reported in the balance sheets for federal funds purchased and repurchase agreements approximate their estimated fair values.

COMMITMENTS TO EXTEND CREDIT: Fair values of commitments to extend credit are estimated using the fees currently charged to enter into similar agreements and the present counterparties' credit standing. Fair values of standby letters of credit are based on fees currently charged for similar agreements.

VALLICORP HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

NOTE S - COMMITMENTS, CONTINGENCIES AND OTHER DISCLOSURES

FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK: In the ordinary course of business, the Company enters into transactions which involve financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit and standby letters of credit and involve, to varying degrees, elements of credit and interest rate risk in excess of amounts recognized in the accompanying consolidated financial statements. The Company applies the same credit policies in making commitments as it does for on-balance sheet instruments. The Company's off-balance sheet risk exposure is the contractual amount of commitments to extend credit and standby letters of credit. Management does not anticipate any losses to result from these commitments.

The following summarizes the Company's significant contractual commitments (which generally expire within 12 months) at December 31, 1996.

                                          CONTRACTUAL
                                          COMMITMENTS
                                        --------------
                                        (IN THOUSANDS)
Commitments to extend credit            $220,609
Standby letters of credit                  7,130

Commitments to extend credit are agreements to lend to customers. These commitments have specified interest rates and fixed expiration dates but may be terminated by the Company if certain conditions of the contracts are violated. Although currently subject to draw down, many of these commitments are expected to expire or terminate without funding. Therefore, the total commitment amounts do not necessarily represent future cash requirements. Collateral relating to these commitments varies but may include deposits, securities, accounts receivable, inventories, equipment and real estate.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Credit risk arises in these transactions from the possibility that the customer may not be able to repay the Company upon default of performance. Collateral relating to these commitments varies but may include deposits, securities, accounts receivable, inventories, equipment and real estate.

LITIGATION: The Company is party to legal proceedings and claims which arise during the ordinary course of business. In the opinion of management, the ultimate outcome of the claims and litigation will not have a material effect on the Company's financial position or results of operations.

RESTRICTIONS ON CASH AND DUE FROM BANKS: ValliWide is required to maintain an average reserve balance relative to certain deposit balances with the Federal Reserve Bank. Deposits in the Federal Reserve Bank, included in cash and due from banks, satisfy this requirement.

VALLICORP HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

NOTE T - PARENT COMPANY ONLY FINANCIAL STATEMENTS

Following are the condensed financial statements of ValliCorp:

                                                                         DECEMBER 31,
                                                               --------------------------------
BALANCE SHEETS                                                   1996                      1995
                                                               --------------------------------
                                                                        (IN THOUSANDS)
ASSETS
 Cash and short-term investments                                $ 14,803               $  5,098
 Investment in bank subsidiary                                   127,150                121,884
 Other assets                                                      1,709                  3,123
                                                                --------               --------
  Total assets                                                  $143,662               $130,105
                                                                ========               ========
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
 Subordinated notes                                             $    842               $    932
 Other liabilities                                                   430                  2,052
                                                                --------               --------
  Total liabilities                                                1,272                  2,984
STOCKHOLDERS' EQUITY
 Common stock                                                        141                    133
 Paid-in capital                                                  95,166                 84,135
 Net unrealized securities losses, net of income taxes            (1,396)                  (536)
 Retained earnings                                                48,479                 43,389
                                                                --------               --------
  Total stockholders' equity                                     142,390                127,121
                                                                --------               --------
  Total liabilities and stockholders' equity                    $143,662               $130,105
                                                                ========               ========

                                                                         DECEMBER 31,
                                                                -------------------------------
STATEMENTS OF INCOME                                                1996       1995        1994
                                                                -------------------------------
                                                                         (IN THOUSANDS)
INCOME
 Dividends from bank subsidiary/(1)/                             $10,999   $ 4,655     $ 3,599
 Interest                                                            494        49         824
 Loss on sale of available for sale securities                         -       (44)          -
 Other                                                                10       272           -
 Management fees from bank subsidiary                                  -         -       2,460
                                                                 -------   -------     -------
  Total income                                                    11,503     4,932       6,883
EXPENSES
 Interest                                                             85       101         102
 Merger costs                                                      1,834       300       1,297
 Management fees to bank subsidiary                                  541       541           -
 Other                                                               306       121       3,920
                                                                 -------   -------     -------
  Total expenses                                                   2,766     1,063       5,319
                                                                 -------   -------     -------
 Income before income taxes and equity in undistributed
  earnings of bank subsidiary                                      8,737     3,869       1,564
 Income tax benefit                                                  391       159         233
 Equity in undistributed earnings of bank subsidiary/(1)/              -     7,774       8,654
                                                                 -------   -------     -------
  Net income                                                     $ 9,128   $11,802     $10,451
                                                                 =======   =======     =======

/(1)/ Total dividends from bank subsidiary were $18,100,000 including $7,101,000 from prior year's undistributed earnings.

VALLICORP HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

                                                                         DECEMBER 31,
                                                                ------------------------------
STATEMENTS OF CASH FLOWS                                          1996       1995       1994
                                                                ------------------------------
                                                                        (IN THOUSANDS)
OPERATING ACTIVITIES:
 Net income                                                     $ 9,128    $11,802    $10,451
 Adjustments to reconcile net income to net cash provided
 by operating activities:
  Equity in undistributed earnings of bank subsidiary                 -     (7,774)    (8,654)
  Loss on sale of available for sale securities                       -         44          -
  Amortization                                                      219        141        242
  Decrease (increase) in other assets                             1,322     (1,167)      (441)
  (Decrease) increase in other liabilities                          (43)      (915)     1,345
                                                                -------    -------    -------
   Net cash provided by operating activities                     10,626      2,131      2,943
INVESTING ACTIVITIES:
 Net cash obtained in merger                                        218          -          -
 Proceeds from note receivable from subsidiary                        -          -      1,400
 Proceeds from maturities of available for sale securities            -          -        395
 Proceeds from sales of available for sale securities                 -      1,979          -
                                                                -------    -------    -------
   Net cash provided by investing activities                        218      1,979      1,795
FINANCING ACTIVITIES:
 Principal payments on subordinated notes                            (6)        (7)       (55)
 Issuance of common stock                                         2,941      1,022      1,443
 Dividends from prior year's undistributed earnings               7,101          -          -
 Repurchase of treasury stock                                    (5,253)         -          -
 Cash dividends                                                  (5,922)    (4,612)    (3,623)
                                                                -------    -------    -------
   Net cash used in financing activities                         (1,139)    (3,597)    (2,235)
                                                                -------    -------    -------
Increase in cash and cash equivalents                             9,705        513      2,503
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                    5,098      4,585      2,082
                                                                -------    -------    -------
 Cash and cash equivalents at end of year                       $14,803    $ 5,098    $ 4,585
                                                                =======    =======    =======

NONCASH INVESTING AND FINANCING ACTIVITIES:
Conversion of subordinated notes into common stock              $    84    $   184    $    84
Capital contribution to subsidiary                                    -        741     12,380
Dividends declared, not yet paid                                      -      1,884        849
Issuance of common stock for Auburn merger                       13,267          -          -

VALLICORP HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

NOTE U - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                                                              1996
                                           ---------------------------------------------
QUARTER ENDED                               DEC 31   SEPT 30      JUNE 30     MAR 31
                                           ---------------------------------------------
                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
Interest income                            $25,896    $24,176      $24,623    $25,267
Interest expense                             7,771      7,465        7,538      8,009
                                           -------    -------      -------    -------
Net interest income                         18,125     16,711       17,085     17,258
Provision for loan losses                    2,102      2,102        1,602      1,925
Other income                                 3,872      3,556        3,704      3,138
Other expenses                              15,519     13,979       12,848     18,078
                                           -------    -------      -------    -------
Income before income taxes                   4,376      4,186        6,339        393
Income taxes                                 1,681      1,737        2,571        177
                                           -------    -------      -------    -------
Net income                                 $ 2,695    $ 2,449      $ 3,768    $   216/(1)/
                                           =======    =======      =======    =======
Earnings per share
 Primary                                   $  0.19    $  0.18      $  0.28    $  0.02/(1)/
 Fully-diluted                                0.19       0.18         0.28       0.02/(1)/
Market value per share/(3)/
 High                                        20.75      19.25        17.13      15.75
 Low                                         15.25      14.25        12.50      13.50
Dividends per share paid by ValliCorp         0.10       0.10         0.10       0.10

                                                                 1995
                                           -----------------------------------------------
QUARTER ENDED                                DEC 31   SEPT 30     JUNE 30     MAR 31
                                           -----------------------------------------------
                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
Interest income                            $27,677    $27,293     $ 27,903    $26,451
Interest expense                             9,491      9,647        9,743      8,134
                                           -------    -------      -------    -------
Net interest income                         18,186     17,646       18,160     18,317
Provision for loan losses                    1,820      6,051        1,084        678
Other income                                 3,334      3,235        3,203      2,924
Other expenses                              14,777     13,530       13,645     13,668
                                           -------    -------      -------    -------
Income before income taxes                   4,923      1,300        6,634      6,895
Income taxes                                 2,016        554        2,611      2,769
                                           -------    -------      -------    -------
Net income                                 $ 2,907    $   746/(2)/ $ 4,023    $ 4,126
                                           =======    =======      =======    =======
Earnings per share
 Primary                                   $  0.22    $  0.06/(2)/ $  0.30    $  0.31
 Fully-diluted                                0.21       0.06/(2)/    0.30       0.31
Market value per share/(3)/
 High                                        14.50      18.75        16.75      16.50
 Low                                         12.00      13.75        14.50      14.00
Dividends per share paid by ValliCorp         0.09       0.09         0.09       0.09

_________________________

/(1)/ Net income and earnings per share were impacted by nonrecurring merger costs of $2,767,000, net of taxes, related to the El Capitan and CoBank mergers, both of which were consummated during the first quarter of 1996.
/(2)/ Net income and earnings per share were affected by the increase in the provision for loan losses. Adverse economic conditions directly impacted the real estate market in Central California, resulting in an increase in nonperforming assets.
/(3)/ Market values reflect high and low bid prices as reported on the NASDAQ
      National Market System.

Earnings per share is based on the weighted average number of shares and common stock equivalents outstanding during each period. Full year weighted average shares differ from quarterly weighted average shares and, therefore, annual earnings per share may not equal the sum of the quarters.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE
---------------------------------------------------------

                              Not Applicable


                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

  The following table sets forth certain information with respect to ValliCorp's Directors.

                                                              POSITIONS AND OFFICES               DIRECTOR   TERM
         NAME                   COMMITTEE   AGE                HELD WITH VALLICORP                 SINCE     ENDS
         ----                   ---------   ---                -------------------                 -----     ----
William A. Benneyan             D,E          55   Director                                            1995   1997

Louis H. Herwaldt               A,B,D        64   Director and Chairman of                            1989   1998
                                                  Executive Committee

J. Mike McGowan                 A            50   Chairman of the Board & Chief Executive             1991   1999
                                                  Officer

Patrick J. Mon Pere             A,D          66   Vice Chairman of the Board, Director                1989   1998

D. Dwight Odom, M.D.            C,E          59   Director                                            1996   1999

Lorenzo Tony Ortega, Ph.D.      D,E          60   Director                                            1995   1998

Steven C. Pumphrey              C            52   President & Chief Operating Officer, Director       1996   1999

V. Eugene Ross                  A,B,C        71   Director                                            1995   1997

Michael J. Ryan, Jr.            A,E          67   Director and Chairman of Audit and                  1989   1998
                                                  Finance Committee

Jerry K. Stanners               A,B,C        61   Director and Chairman of Compensation and           1993   1998
                                                  Credit Quality Committees

Charles L. Tingey               C,D          56   Director and Chairman of Marketing and              1989   1997
                                                  CRA Committee

Member of:
A.  Executive Committee
B.  Compensation Committee
C.  Credit Quality Committee
D.  Marketing and CRA Committee
E.  Audit and Finance Committee

Messrs. Benneyan and Ross, two former directors of Mineral King, were elected Directors of ValliCorp in January 1995 by the Board of Directors of ValliCorp, as permitted under the bylaws of ValliCorp and pursuant to the provisions of an Agreement and Plan of Reorganization (the "Mineral King Agreement") dated June 20, 1994, as amended, between ValliCorp and Mineral King. The Mineral King Agreement obligated ValliCorp, promptly following the merger (the "Mineral King Merger") of Mineral King into ValliCorp, to cause the number of directors on its Board of Directors to be increased by two and the resulting vacancies to be filled by the election of two persons, mutually acceptable to ValliCorp and Mineral King and who were directors of Mineral King, for the longest terms of office possible at the time of their election. The Mineral King Merger occurred on December 16, 1994.

Dr. Odom, a former Director of Auburn, was elected a Director of ValliCorp in September 1996 by the Board of Directors of ValliCorp, as permitted under the bylaws of ValliCorp and pursuant to the provisions of an Agreement and Plan of Reorganization (the "Auburn Agreement") dated March 27, 1996, between ValliCorp and Auburn. The Auburn Agreement obligated ValliCorp, promptly following the merger (the "Auburn Merger") of Auburn into ValliCorp, to cause the number of directors on its Board of Directors to be increased by one and the resulting vacancy to be filled by the election of one person, mutually acceptable to ValliCorp and Auburn and who was a director of Auburn, for the longest term of office possible at the time of his election. The Auburn Merger occurred on September 13, 1996.

There were no agreements or understandings pursuant to which any other of the persons listed above was selected as a director.

The following table sets forth certain information with respect to the executive officers of ValliCorp, each of whom serves as a member of the Executive Management Committee.

                                                                                                             OFFICER
NAME                         AGE                  POSITIONS AND OFFICES HELD WITH VALLICORP                   SINCE
--------------------------   ---   -----------------------------------------------------------------------   -------
J. Mike McGowan               50   Chairman of the Board and Chief Executive Officer of ValliCorp and           1990
                                   ValliWide Bank

Steven C. Pumphrey            52   President and Chief Operating Officer of ValliCorp and ValliWide Bank        1996

John H. Tait                  50   Executive Vice President/Community Banking of ValliCorp and                  1993
                                   ValliWide Bank

Wolfgang T. N. Muelleck       47   Executive Vice President/Chief Financial Officer of ValliCorp and            1990
                                   ValliWide Bank

Edwin L. Herbert              46   Executive Vice President/General Counsel and Secretary of                    1994
                                   ValliCorp and ValliWide Bank

Jerry A. Melton               58   Executive Vice President/Chief Credit Officer of ValliCorp and               1996
                                   ValliWide Bank

Lucineia S. Donnelly          42   Executive Vice President/Administration and Operations of                    1996
                                   ValliCorp and ValliWide Bank

Each executive officer is elected annually by the Board of Directors pursuant to provisions of the bylaws of ValliCorp or, in the case of officers of ValliWide Bank by its Board of Directors pursuant to its bylaws. There were no arrangements or understandings pursuant to which any of the persons listed above were selected as executive officers. The Board of Directors of ValliCorp has established an Executive Management Committee whose function is to formulate major policies and programs for ValliCorp concerning the following, among other matters: (a) acquisitions and dispositions of significant corporate entities, assets or investments; (b) the issuance of equity or debt securities; (c) engaging in new business activities; (d) the hiring, retention, termination, training and motivation of senior management; (e) the development of marketing programs concerning financial services; and (f) policies concerning risk management, legal and regulatory compliance programs. All recommendations and policies are subject to review and approval by the Board of Directors of ValliCorp.

Set forth below is a description of the business experience of ValliCorp's directors and executive officers. Except for ValliWide Bank (and, formerly, Community First Bank), none of the corporations or organizations discussed below is an affiliate of ValliCorp. There are no family relationships among any of the executive officers and directors.

WILLIAM A. BENNEYAN has been the Managing Partner of the BenArt Group of Companies, which specializes in real estate investments, sales and management, since 1986. He served as a director of Mineral King from 1988 to its acquisition by ValliCorp in 1994. Mr. Benneyan serves as a director of San Pacific Farming Company and as an advisory board member of O.K. Produce. He is also a current member of the Visalia Education Foundation board of directors. He also serves as a director of ValliWide Bank.

LUCINEIA S. DONNELLY, Executive Vice President/Administration and Operations for ValliCorp and ValliWide Bank since February 1996, has also served as Senior Vice President, Accounting/Finance and Merger Coordinator for ValliCorp and ValliWide Bank from August 1991 to February 1996. Previously, Ms. Donnelly was employed by Ernst & Young as an Audit Manager from 1988 to 1991 having been continually employed by that firm since 1985.

EDWIN L. HERBERT has been Executive Vice President/General Counsel and Secretary of ValliCorp since February 1994. From 1983 to 1994 Mr. Herbert was employed as Assistant General Counsel and Assistant Secretary by Firstar Corporation, a bank holding company, in its law department and supervised other attorneys in providing legal services to certain business segments of Firstar Corporation.

LOUIS H. HERWALDT is President of Herwaldt Automotive Group, Inc. Prior to 1996, Mr. Herwaldt had been President of Herwaldt Oldsmobile-GMC Truck since 1969, President of Saturn of Fresno since 1991, and President of Herwaldt Motors since 1993. Mr. Herwaldt served as a director of Western Commercial, one of the predecessor companies to ValliCorp, from 1982 to 1989. He also serves as Chairman of the Executive Committee of ValliCorp and of ValliWide Bank.

J. MIKE MCGOWAN, Chairman of the Board and Chief Executive Officer of ValliCorp and of ValliWide Bank since April 1996, has also served as President and Chief Executive Officer of ValliCorp and ValliWide Bank (formerly Bank of Fresno) from 1992 to 1996, as Executive Vice President and Chief Operating Officer of ValliCorp and Bank of Fresno from 1990 to 1991 and as Executive Vice President and Chief Financial Officer in 1990. From 1969 to 1990, Mr. McGowan was employed by the accounting firm Ernst & Young (formerly Arthur Young). From 1981 until 1990, Mr. McGowan was a partner with Ernst & Young, serving as a director of the Financial Services Industries Group for Arthur Young and a member of the firm's National Banking Industry Committee.

JERRY A. MELTON has been the Executive Vice President/Chief Lending Officer of ValliCorp and ValliWide Bank since May 1996 and was a Senior Vice President of ValliCorp and ValliWide Bank from February 1996 to April 1996. He was a Senior Vice President of West One Bank of Idaho from January 1992 until January 1996, and served as Senior Vice President of US Bank of Idaho (which acquired West One Bank of Idaho) in January 1996.

PATRICK J. MON PERE is the owner and President/CEO of Patrick James Inc., a men's retail clothing firm. Mr. Mon Pere served as a director of Fresno Bancorp, one of the predecessor companies to ValliCorp, from 1981 to 1989. He serves as Vice Chairman of the Board of Directors of ValliCorp and ValliWide Bank.

WOLFGANG T. N. MUELLECK, Executive Vice President/Chief Financial Officer of ValliCorp and ValliWide Bank since December 1990, has also served as Executive Vice President/Chief Financial and Operations Officer of ValliCorp and ValliWide Bank from January 1994 to February 1996. He also served as a partner with Ernst & Young (formally Ernst & Whinney) from 1987 to 1990, having been continually employed by that firm since 1975. He also served as a partner-in-charge of the audit department in the firm's Fresno office until 1989.

D. DWIGHT ODOM, M.D. is a physician who retired from the private practice of obstetrics and gynecology in 1994. Mr. Odom also served as Chairman of the Board of Directors of Auburn Bancorporation from its inception to its acquisition by ValliCorp in September 1996. He also serves as director of ValliWide Bank.

LORENZO TONY ORTEGA, PH.D. has been an Associate Professor of Management, School of Business and Public Administration at California State University Bakersfield since 1990. He was employed by Rockwell International in a number of different capacities from 1984 to 1990. He is currently active in the Hispanic Chamber of Commerce and the Downtown Association of Bakersfield. He served as a director of Community First Bank from November 1993 to March 1995. He also serves as a director of ValliWide Bank.

STEVEN C. PUMPHREY has been the President and Chief Operating Officer of ValliCorp and ValliWide Bank since April 1996 and was Executive Vice President and Chief Credit Officer of ValliCorp and ValliWide Bank from February 1996 to April 1996. From August 1992 to January 1996, he served as Executive Vice President and Chief Credit Officer with West One Bancorp. Previously, he served in various management positions with Security Pacific Bank (formerly Rainier National Bank) from March 1982 to August 1992 and Seattle First National Bank from September 1971 to February 1982. He also serves as director of ValliWide Bank.

V. EUGENE ROSS has been a business owner and real estate developer since November 1988 and prior to that time owned and managed Sequoia Rock Company and Vicon Ready Mix Concrete Company. Mr. Ross is a director of the Visalia Building Industry Association and served as Chairman of the Board and a director of Mineral King National Bank from its inception to its acquisition by ValliCorp in 1994. He also serves as a director of ValliWide Bank.

MICHAEL J. RYAN, JR. has been involved in Ryan Farms, a diversified farming venture, as well as investments and real estate since 1957. Mr. Ryan served as a director of Fresno Bancorp, one of the predecessor companies to ValliCorp, from 1986 to 1989. He also serves as a director of ValliWide Bank.

JERRY K. STANNERS currently serves as a business consultant, having recently retired as President, Chief Executive Officer, and a director of Freymiller Trucking, Inc., where he served in such capacities since 1991. From 1980 to 1991 he was the Chief Executive Officer of the Bakersfield Californian Newspaper. He currently serves on the Foundation Boards of California State University at Bakersfield and Bakersfield College and is Chairman of the Board and a Director of Umthun Trucking Company, a flatbed carrier headquartered in Eagle Grove, Iowa. Mr. Stanners also served as a director of Community First Bank and was the Chairman of the Board of Directors of Community First Bank from November 1993 to March 1995. He also serves as a director of ValliWide Bank.

JOHN H. TAIT has been Executive Vice President/Sales and Service of ValliWide Bank since July 1994. From 1992 to 1994 he served as President and Chief Executive Officer of Community First Bank, a wholly-owned subsidiary of ValliCorp. From 1990 to 1992 he served as Vice President and District Manager, South Valley District, for Wells Fargo Bank, and from 1977 to 1990 he was Executive Vice President of American National Bank. Mr. Tait also served as a director of Community First Bank from March 1992 until March 1995.

CHARLES L. TINGEY is the Chairman of the Board and a principal of Colliers Tingey International, formerly Charles Tingey Associates, Inc., a commercial-industrial real estate brokerage firm. Mr. Tingey served as a director of Fresno Bancorp, one of the predecessor companies to ValliCorp, from 1982 to 1989. He also serves as a director of ValliWide Bank.

Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------

Section 16 of the Securities and Exchange Act of 1934 requires ValliCorp's executive officers, directors and more than ten percent shareholders ("Insiders") to file with the Securities and Exchange Commission and ValliCorp reports of their ownership of ValliCorp securities. Based upon written representations and copies of reports furnished to ValliCorp by Insiders, all
Section 16 reporting requirements applicable to Insiders during 1996 were satisfied on a timely basis.

ITEM 11 - EXECUTIVE COMPENSATION
--------------------------------

General. The following information relates to compensation of management for the years ended December 31, 1996, 1995 and 1994, unless otherwise noted below.

Executive Compensation. The following table sets forth the annual and long-term compensation for ValliCorp's Chief Executive Officer and the four highest-paid executive officers, as well as the total compensation paid to each individual during ValliCorp's last three fiscal years.

                           SUMMARY COMPENSATION TABLE

                                                                                            LONG-TERM
                                                                                          COMPENSATION
                                                           ANNUAL COMPENSATION               AWARDS
                                                  -------------------------------------   -------------
                                                    (A)                     OTHER         SECURITIES        ALL OTHER
                                                   SALARY     BONUS         ANNUAL         UNDERLYING       COMPENSATION
       NAME AND PRINCIPAL POSITION         YEAR   DOLLARS    DOLLARS    COMPENSATION(B)    OPTIONS(#)          ($)(C)
----------------------------------------   ----   --------   --------   ---------------   -------------   ----------------
J. Mike McGowan.........................   1996   $356,438   $160,469        $    --            30,000           3,161
 Chairman of the Board and Chief           1995    312,843    120,665             --            30,000           7,505
 Executive Officer                         1994    258,175         --             --            80,400           9,583

Steven C. Pumphrey......................   1996    165,833     64,327         22,945            50,000             292
  President and Chief Operating
   Officer

John H. Tait............................   1996    169,855     27,600             --            10,000           6,077
 Executive Vice President/                 1995    159,214     13,757             --            10,000           8,197
 Community Banking                         1994    133,558         --         13,416            21,752           7,832

Wolfgang T. N. Muelleck.................   1996    154,138     44,101             --            10,000           5,869
 Executive Vice President/                 1995    148,235     27,853             --            10,000           4,148
 Chief Financial Officer                   1994    123,557         --             --            21,128           6,817

Edwin L. Herbert........................   1996    120,885     34,800             --            10,000           2,009
 Executive Vice President/                 1995    105,852     14,376             --            10,000           1,167
 General Counsel and Secretary             1994     91,667     17,292         17,122            15,000              --

--------
(A)Includes amounts earned for unused vacation for 1996 and 1995 for the following, respectively: Mr. McGowan, $30,938 and $17,343; Mr. Pumphrey, $3,375 and $0; Mr. Tait, $9,847 and $5,231; Mr. Muelleck, $7,137 and $4,735; and Mr.
Herbert, $4,885 and $3,352.

(B)Amounts for individual items comprising 25% or more of the Other Annual Compensation shown in this column for Messrs. Pumphrey, Tait and Herbert are as follows: (a) Mr. Pumphrey: moving/living expenses--$15,503 in 1996 and auto allowance--$7,150 in 1996; (b) Mr. Tait: auto allowance--$8,574 in 1994 and moving expenses--$4,135 in 1994; and (c) Mr. Herbert: auto allowance--$7,915 in 1994 and moving expenses--$8,828 in 1994. Other Annual Compensation did not exceed $50,000 or 10 percent of salary and bonus for any other named executive officer.

(C)The amounts shown in this column for the most recently completed fiscal year were derived from the following figures: (1) contributions by ValliCorp to the ValliCorp Retirement and Savings Plan: Mr. McGowan, $2,488; Mr. Muelleck, $5,580; Mr. Tait, $5,789; and Mr. Herbert, $1,784; and (2) split dollar insurance premiums paid by ValliCorp: Mr. McGowan, $673; Mr. Pumphrey, $292; Mr. Muelleck, $289; Mr. Tait, $288; and Mr. Herbert, $225.

Stock Option Plans. ValliCorp and its stockholders have adopted the Amended and Restated Directors' Stock Option Plan (the "Director Plan") and the Amended and Restated Key Employees' Stock Option Plan (the "Employee Plan") (collectively, the "Stock Option Plans").

The following description of the Stock Option Plans, as amended and restated, is a summary of their terms only and is qualified in its entirety by reference to the Stock Option Plans, copies of which are available to any ValliCorp shareholder at no expense by contacting Richard Jacobs, Senior Vice President and Senior Counsel.

Shares Subject to Grant.   The Director Plan currently sets aside up to 750,000
shares of Common Stock which may be issued upon the exercise of stock options granted thereunder, and the Employee Plan currently sets aside up to 1,550,000 shares of Common Stock which may be issued upon the exercise of incentive stock options (within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code")) and nonqualified stock options granted thereunder. In both cases, the Stock Option Plans and grants made thereunder are subject to antidilution provisions that permit the Board to adjust the number of shares subject thereto to reflect events such as stock dividends, stock splits, recapitalizations, mergers or reorganizations of or by ValliCorp. In addition, if any option granted under either Stock Option Plan expires or is terminated without having been exercised in full, the unused shares of Common Stock subject to those options will again be available for other options to be granted under the respective Stock Option Plan.

Administration.   Each of the Stock Option Plans is administered by the
Compensation Committee, consisting of not less than three members appointed by the Board. Subject to the eligibility and other provisions of the Stock Option Plans, the Committee is authorized to make grants under the Stock Option Plans, to determine certain terms of the grants, to specify and amend the terms of agreements granting options under the Stock Option Plans, to interpret the Stock Option Plans, to prescribe, amend and rescind rules and regulations under the Stock Option Plans, to exercise certain other powers under the Stock Option Plans and to make any determinations or perform any other acts necessary or advisable for the administration of the Stock Option Plans.

In addition to other rights of indemnification they may have as directors of ValliCorp or as members of the Committee, each of the members of the Committee is entitled to indemnification by ValliCorp in connection with his or her actions or failure to take actions under the Stock Option Plans, provided that the member acted in good faith and in a manner which he believed to be in, and not opposed to, ValliCorp's best interests.

The Stock Option Plans provide that if any of the terms or provisions of such Plan conflicts with the requirements of SEC Rule 16b-3, then such terms or provisions are deemed inoperative to the extent they so conflict with the requirements of Rule 16b-3. In addition, if either Stock Option Plan does not contain a provision required under Rule 16b-3, that provision will be deemed to be incorporated into the appropriate Plan. Shareholder approval is required for any amendment to the respective Stock Option Plan for which Rule 16b-3 would require such shareholder approval.

The Stock Option Plans may be amended by the Committee, subject to shareholder approval if such approval is then required in order for the Stock Option Plans to continue to satisfy the requirements of Rule 16b-3. Unless sooner terminated by the Board or the Committee, the Stock Option Plans each will terminate on November 30, 1999. The termination of either Stock Option Plan will not affect the validity or terms of any option granted thereunder, except upon written consent to the specific alteration or impairment by the recipient to whom the option was granted.

Eligibility. Stock options under the Director Plan may be awarded only to directors of ValliCorp and its subsidiaries and to certain consultants or advisors to ValliCorp and its subsidiaries, as designated by the Committee in its sole discretion. Incentive stock options and nonqualified options under the Employee Plan may be awarded only to full-time, salaried employees or officers of ValliCorp and its subsidiaries, as designated by the Committee in its sole discretion. In any case, when granting options under either Stock Option Plan, the

Committee may consider the nature of the services rendered by the potential recipient, the present and potential contribution of the potential recipient to the success of ValliCorp and such other factors as the Committee deems relevant.

As of December 31, 1996, 11 directors of ValliCorp or its subsidiaries were eligible to participate in the Director Plan, of whom 10 were participating, and 97 employees (all of whom were officers) were eligible to participate in the Employee Plan, all of whom were participating.

For all options granted or outstanding under the Stock Option Plans, the exercise price equaled the fair market value of the Common Stock on the date the options were granted. The fair market value of the Common Stock as of March 4, 1997 was $22.25 per share.

Terms and Conditions.   The exercise of any stock option granted under either of
the Stock Option Plans permits the optionee to purchase shares of Common Stock from ValliCorp at a specified exercise price per share. Subject to the terms of the appropriate Stock Option Plan, all options granted pursuant to either Stock Option Plan are governed by the terms and conditions of the agreement pursuant to which the grant was made.

The exercise price for all options granted under the Stock Option Plans is set by the Committee in the respective stock option agreement, except that the exercise price of any stock option granted under the Employee Plan must at least equal the fair market value of the Common Stock on the date of grant. The Committee may grant either incentive stock options or nonqualified options under the Employee Plan, except that the Code places a restriction of $100,000 per calendar year on the aggregate fair market value of the Common Stock underlying incentive stock options that may first become exercisable in any year. The purchase price for any stock acquired pursuant to stock options granted under the Stock Option Plans must be fully paid by the optionee in cash or by tender of shares, or a combination thereof. Any shares tendered as part of such purchase price must have been beneficially owned by the optionee for a period of six months prior to the time of such tender.

Options granted to a director under the Director Plan become exercisable in increments of 20% per year for each year in which a director attends at least 80% of all regularly scheduled meetings of the Board and any Board committees of which the individual director may be a member, or as otherwise specified in the appropriate stock option agreement. Any option granted to a director under the Director Plan that does not become exercisable within five years from the date of grant will not thereafter become exercisable. Except as determined by the Committee, no option granted to a director under the Director Plan generally may be exercised unless the grantee is a director on the date of exercise. If, however, a director ceases to be a director for any reason other than death or permanent illness or permanent disability (together, "Disability"), then the exercise period of all unexpired options granted to the director will be extended for an additional three months and one day after the date the person ceases to be a director, but only to the extent that such options were otherwise exercisable at the date of cessation of such person's duties as a director. In the event of the death or Disability of a director, available options under the Director Plan may be exercised within twelve months after the grantee ceases to be a director, but only to the extent that such options would have been exercisable within the period of three months and one day following the date the grantee ceased to be a director. Generally, no option may be exercised in accordance with the provisions described in the preceding two sentences prior to the date such option would otherwise be exercisable or after the expiration of the term of such option, except that all unexpired options granted to a person who has served as a director of ValliCorp, its affiliates or any of their predecessors for a continuous period of five years prior to the time the person ceases to be a director, whether exercisable at such time or not, will immediately become exercisable and will remain exercisable for three months and one day thereafter.

All options granted under the Employee Plan, and all options granted to non-directors under the Director Plan, are exercisable in accordance with a schedule determined by the Committee in its sole discretion. Except as determined by the Committee, no option granted under the Employee Plan generally may be exercised unless the grantee is an employee on the date of exercise. If an employee's employment is terminated for deliberate, willful or gross misconduct
("Cause"), all unexpired options granted to such person terminate immediately, although the Committee may permit exercise of then-exercisable stock options for three months after termination. If an employee's employment is terminated for reasons other than Cause, and other than by death or Disability, then the option may be exercised for a three month period after termination, but only to the extent exercisable at the date of termination. In the event of death or Disability, available options under the Employee Plan may be exercised within twelve months after termination of employment, but only to the extent that such options would have been exercisable within the three month period following termination. No option may be exercised in accordance with the provisions described in the preceding three sentences prior to the date it would otherwise be exercisable or after the expiration of the term of such option.

The term of each option granted under the Employee Plan will be determined by the Committee, except that the term of any incentive stock option may not exceed ten years from the date of grant, and the term of any incentive stock option granted to an employee who owns more than 10% of the total combined voting power of all classes of ValliCorp's stock may not exceed five years from the date of grant.

The maximum aggregate number of shares of Common Stock with respect to which stock options may be granted to any employee under the Employee Plan is 200,000 shares during any two calendar year period, subject to adjustment in the event of any change in the number or exchange of shares of Common Stock as a result of reorganization, merger, consolidations, recapitalizations, reclassification, split-up, combination of shares, stock dividend or otherwise.

The Stock Option Plans each provide that under certain circumstances involving a dissolution, merger, liquidation or acquisition of ValliCorp, or of certain tender offers with regard to ValliCorp's stock, the options granted thereunder may become immediately exercisable.

The Employee Plan provides that an employee may satisfy any applicable federal, state or local tax withholding requirement with regard to the receipt or exercise of grants under the Plan by tendering a cash payment to ValliCorp, authorizing ValliCorp to withhold shares of Common Stock otherwise issuable to the employee, delivering to ValliCorp already owned Common Stock, or a combination of the above.

Options granted under either Stock Option Plan are not transferable other than by will or the laws of descent and distribution, and during the lifetime of a grantee, an option may be exercised only by the grantee or his or her guardian or legal representative. The interests of any grantee under each Plan are not subject to the claims of creditors and may not, in any way, be assigned, alienated or encumbered except as described in the preceding sentence.

Summary of Certain Federal Income Tax Consequences.   The following discussion
briefly summarizes certain federal income tax aspects of incentive stock options and nonqualified options granted under the Stock Option Plans. State and local tax consequences may differ.

In general, an optionee is not required to recognize income on the grant or exercise of an incentive stock option granted under the Employee Plan. However, the difference between the exercise price and the fair market value of the stock on the exercise date is an adjustment item for purposes of the alternative minimum tax. Further, if an optionee does not exercise an incentive stock option within certain specified periods of time after termination of employment, the option is treated for federal income tax purposes in the same manner as a nonqualified stock option, as described below.

An optionee generally is not required to recognize income on the grant of a nonqualified stock option under either Stock Option Plan. Instead, ordinary income generally is required to be recognized on the date the nonqualified stock option is exercised. In general, the amount of ordinary income required to be recognized, in the case of a nonqualified stock option, is an amount equal to the excess, if any, of the fair market value of the shares of Common Stock on the exercise date over the exercise price.

In general, gain or loss from the sale or exchange of shares granted under the Stock Option Plans will be treated as capital gain or loss, provided that the shares are held as capital assets at the time of the sale or exchange. However, if certain holding period requirements are not satisfied at the time of a sale or exchange of shares acquired upon exercise of an incentive stock option (a "disqualifying disposition"), an optionee may be required to recognize ordinary income upon such disposition.

ValliCorp generally is not allowed a deduction in connection with the grant or exercise of an incentive stock option. However, if an optionee is required to recognize income as a result of a disqualifying disposition, ValliCorp will be entitled to a deduction equal to the amount of ordinary income so recognized. In the case of a nonqualified stock option (including an incentive stock option that is treated as a nonqualified stock option, as described above), at the same time the optionee is required to recognize ordinary income, ValliCorp generally will be allowed a deduction in an amount equal to the amount of ordinary income so recognized.

Information about options granted to executive officers of ValliCorp during 1996 and held by them on December 31, 1996 appears in the "Option Grants Table" and the "Option Exercises and Year-End Value Table," below. For all options granted or outstanding under the Stock Option Plans, the exercise price equaled the fair market value of the Common Stock on the date the options were granted.

Option Grants Table. The following table presents information about stock options granted during 1996 to the five named executive officers. No stock appreciation rights were granted.

                              OPTION GRANTS TABLE

                       OPTION GRANTS IN LAST FISCAL YEAR

                                                                                                POTENTIAL REALIZABLE
                                                                                                  VALUE AT ASSUMED
                                                                                               ANNUAL RATES OF STOCK
                                                                                               PRICE APPRECIATION FOR
                                                    INDIVIDUAL GRANTS                                OPTION TERM
                             -----------------------------------------------------------------  ---------------------
                             NUMBER OF          PERCENT OF
                             SECURITIES         TOTAL OPTIONS
                             UNDERLYING         GRANTED TO        EXERCISE OR
                             OPTIONS            EMPLOYEES IN      BASE              EXPIRATION
NAME                         GRANTED(#)(A)      FISCAL YEAR (B)   PRICE($/SH)(C)    DATE           5%          10%
-------------------------    ------------       --------------    --------------    ----------  --------     --------
J. Mike McGowan..........       30,000               15.1%           $13.438          5/20/06   $253,533     $642,501

Steven C. Pumphrey.......       30,000               15.1             14.875          2/01/06    280,644      711,208
                                20,000               10.0             13.438          5/20/06    169,022      428,334

John H. Tait.............       10,000                5.0             13.438          5/20/06     84,511      214,167

Wolfgang T.N. Muelleck...       10,000                5.0             13.438          5/20/06     84,511      214,167

Edwin L. Herbert.........       10,000                5.0             13.438          5/20/06     84,511      214,167
-------------

(A) All 1996 options granted in the above table were under the Employee Plan. Options granted under the Employee Plan generally become exercisable in increments of 25% each year. It is expected that all of such Options will become exercisable immediately prior to consummation of the Merger with WABC. There are no performance or other units granted in tandem with options under either of the Stock Option Plans, nor are there any reload or tax-reimbursement features.

(B) Does not include options granted by ValliCorp in connection with acquisitions completed in 1996.

(C) Stock options expiring on February 1, 2006 were granted on February 1, 1996 and stock options expiring on May 20, 2006 were granted on May 20, 1996. All stock options were granted with an exercise price of 100% of the then-current fair market value on the date of the grant.

Option Exercises and Year-End Value Table. The following table presents information about stock options exercised during 1996 and unexercised stock options at December 31, 1996 for the five named executive officers.

                   OPTION EXERCISES AND YEAR-END VALUE TABLE

     AGGREGATED OPTION EXERCISES IN 1996 AND FISCAL YEAR END OPTION VALUES

                                                            NUMBER OF SECURITIES
                                                           UNDERLYING UNEXERCISED      VALUE OF UNEXERCISED IN-
                                                                  OPTIONS                THE-MONEY OPTIONS AT
                                                            DECEMBER 31, 1996(#)         DECEMBER 31, 1996($)
                                                         --------------------------   --------------------------
                            SHARES ACQUIRED    VALUE
           NAME               ON EXERCISE     REALIZED   EXERCISABLE/UNEXERCISABLE    EXERCISABLE/UNEXERCISABLE
-------------------------   ---------------   --------   --------------------------   --------------------------
J. Mike McGowan..........            46,503   $519,551              25,804/105,093            $161,858/$734,252
Steven C. Pumphrey.......                 0          -                    0/50,000                    0/303,740
John H. Tait.............                 0          -               20,321/31,431              137,703/203,803
Wolfgang T.N. Muelleck...            10,000    149,500               22,064/28,064              213,040/180,910
Edwin L. Herbert.........                 0          -               10,000/25,000               67,813/164,058


Employment Agreements with Executives. ValliCorp entered into revised employment agreements ("Agreements") during 1996 with the executive officers named in the Summary Compensation Table. The agreements are four years in duration and are renewable each year thereafter unless terminated by either the executive or the Executive Committee of the Board. The Agreements provide for base compensation, adjusted annually at the Compensation Committee's discretion, and incentive awards (as described in more detail in "Executive Compensation and Other Information" and the "Compensation Committee Report on Executive
Compensation") to be paid to the executives for the performance of their duties. These Agreements also provide for severance benefits, which for Mr. McGowan and Mr. Pumphrey include a cash lump sum payment of three times their annual salary (including bonus), continuation of certain welfare benefits coverage for up to three years and a prorated cash bonus for the year of termination and for Mr. Tait, Mr. Muelleck and Mr. Herbert include a cash lump sum payment of two times their annual salary (including bonus), continuation of certain welfare benefits coverage for up to two years and a prorated cash bonus for the year of termination. All of the contracts provide for an additional lump sum cash payment (the "Gross-Up Payment") equal to the sum of any federal excise taxes payable by the executives with respect to the severance benefits and the fully vested options, plus all federal, state and local income, employment and excise taxes payable by the executives on said Gross-Up Payment. Upon consummation of the anticipated merger with Westamerica Bancorporation, it is anticipated that J. Mike McGowan, Steven C. Pumphrey, John H. Tait, Edwin L. Herbert and Wolfgang T.N. Muelleck will receive lump sum cash payments under the Agreements (excluding the value of stock options) of $2,278,602, $1,256,776, $419,878, $347,096, and $580,143, respectively (certain of which amounts may include an approximation of the anticipated Gross-Up Payments).

DIRECTOR COMPENSATION

Directors of ValliCorp are compensated for all services as a director in the following manner: eligible directors (other than the Vice Chairman of the Board and the Chairman of the Executive Committee) receive $1,000 per month retainer regardless of board meeting attendance and $500 per ValliCorp committee meeting attended. The Vice Chairman of the Board receives $1,750 per month and $500 per committee meeting attended and the Chairman of the Executive Committee receives $1,750 per month and $500 per committee meeting attended. Committee chairmen, with the exception of the Executive Committee Chairman, receive $600 per committee meeting attended. Directors who are full-time salaried employees of ValliCorp do not receive directors' fees. See also the discussion of the Director Plan under the caption "Stock Option Plans" above.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

Overview and Philosophy. The Board of Directors of ValliCorp has established a Compensation Committee. The Compensation Committee, composed of outside directors, is responsible for developing and making recommendations to the Board with respect to ValliCorp's executive compensation policies. There are no interlocking relationships between any members of the Compensation Committee.

Pursuant to authority delegated by the Board, the Compensation Committee determines annually the compensation to be paid to the Chief Executive Officer and each member of the Executive Management Committee. The Compensation Committee also structures and monitors ValliCorp's employment contracts with Executive Officers which include, among other things, provisions relating to each executive in the event of a change of control. Compensation decisions with respect to Executive Officers are based upon the factors discussed below, rather than any obligation set forth in such employment contracts.

The Compensation Committee has had available to it an outside compensation consultant, William M. Mercer Incorporated ("Mercer"), and has worked with the consultant since 1990 to gather comparative compensation data from independent sources and to develop a strategy which links pay to performance.

The objectives of ValliCorp's Executive Compensation Program are to:

     .  Support the achievement of desired ValliCorp goals.

     . Provide compensation that will attract and retain superior talent and reward performance.

     . Align the Executive Officers' interests with those of shareholders by placing a portion of pay at risk with payout dependent upon corporate performance, both on a short-term and long-term basis.

The Executive Compensation Program provides an overall level of compensation opportunity that is competitive within the banking industry. Actual compensation levels may be greater or less than average competitive levels in surveyed companies based upon annual and long-term ValliCorp performance, as well as individual performance. The Compensation Committee uses its discretion to set executive compensation where, in its judgment, external, internal or an individual's circumstances warrant.

Compensation Matters in 1996. During 1996, the Compensation Committee maintained the preexisting levels of base salary of the Chief Executive Officer and certain other Executive Officers, while increasing the levels of base salary of certain other Executive Officers. The levels of base salary were based upon an analysis by Mercer (the "Mercer Analysis") of compensation levels for management performing similar function at other banking companies of similar size and operation, as well as compensation data from published surveys for finance, accounting and legal professionals, and the objective of the Compensation Committee to place base salaries of Executive Officers at or near market median levels, given satisfactory job performance. Target and maximum cash bonus opportunities, as a percentage of base salary, were maintained at preexisting levels for Executive Officers in 1996, with the exception of the newly created position of President and Chief Operating Officer, for which target and maximum cash bonus opportunities, as a percentage of base salary, were increased. Such actions were based upon the Mercer Analysis and recommendation of Mercer. The achievement of goals representing corporate performance factors was weighted more heavily than the achievement of individual goals, consistent with the objective of more closely aligning cash incentive payments to Executive Officers with overall performance by ValliCorp. Based upon the Mercer Analysis and recommendations of Mercer, Executive Officers were also awarded stock options in 1996, as indicated above under the caption, "Option Grants Table".

The Mercer Analysis included a review of three years' compensation data from the proxy statements of banking companies (the "Independent Banks"), ranging in size from approximately $836 million to $2.4 billion in assets. The Mercer Analysis also included compensation data from published surveys in the banking industry and for finance, accounting and legal professionals, as well as a review of ValliCorp's financial performance compared to the financial performance of the Independent Banks. Performances were compared for the five year period ending December 31, 1995.

The Independent Banks included in Mercer's survey of compensation data from proxy statements are not identical with the peer group (the "Peer Group") employed by ValliCorp to show a comparison of cumulative total returns for ValliCorp as included in the graph set forth below under the caption, "ValliCorp Performance". Mercer selected the companies for its compensation survey independently of Montgomery Securities' selection of companies for the Peer Group.

During 1996 the Compensation Committee also took action, ratified by the Board of Directors, to renew and enhance the employment agreements of the Executive Officers, effective July 1, 1996. Such action was based upon the recommendations of Mercer and the review of data from the proxy statements of the Independent Banks and published survey data concerning Executive Officer employment agreements. The employment agreements of the five most highly compensated Executive Officers are more fully described above under the heading, "Employment Agreements with Executives". ValliCorp has entered into an Agreement of Plan of Reorganization dated November 11, 1996, as amended, among ValliCorp, ValliWide Bank and Westamerica Bancorporation, providing for the merger (the "Merger") of ValliCorp into Westamerica, subject to the satisfaction of certain conditions (the "Westamerica Merger Agreement"). Upon consummation of the Merger, ValliCorp anticipates the making of the payments to the Executive Officers under their employment agreements as more fully described under the heading, "Employment Agreements with Executives".

Executive Officer Compensation Program. ValliCorp's Executive Officer Compensation Program is comprised of base salary, annual cash incentive compensation, longer-term incentive compensation in the form of stock options, and various benefits.

Base Salary. Base salary levels for ValliCorp's Executive Officers are attempted to be set relative to companies in the banking industry of similar size and complexity of operations, as described above. In determining salaries, the Compensation Committee also takes into account individual experience and performance, ValliCorp performance and specific issues particular to ValliCorp.

Annual Incentive Compensation. The Management Incentive Plan is ValliCorp's annual incentive program for Executive Officers. The purpose of the plan is to provide direct financial incentives in the form of an annual cash bonus to executives to achieve their business units' and ValliCorp's annual goals. Threshold, target and maximum goals for ValliCorp and business unit performance are set at the beginning of each fiscal year. For 1996, the following measures of ValliCorp performance were selected: earnings per share of ValliCorp Common Stock and the efficiency ratio (total noninterest expenses divided by total revenues). Individual performance is also taken into account in determining bonuses, based on specific performance measures for each executive established at the beginning of each year. Target bonus opportunities are attempted to be set at competitive levels within the banking industry, as described above. Incentive compensation amounts are also subject to being discounted as a penalty should ValliCorp or any subsidiary receive a rating from any federal or state bank regulatory agency that falls below target levels established by the Compensation Committee.

The achievement of goals representing corporate performance factors comprised seventy-five percent of Executive Officers' potential incentive compensation for 1996, with earnings per share and the efficiency ratio given equal weighting. Because of the disruption that occurred during the third and fourth quarters of 1996 stemming from protracted discussions leading up to the Westamerica Merger Agreement and the implications of that agreement with respect to the conduct of ValliCorp's business, the Compensation Committee made the decision that the Executive Officers' 1996 incentive compensation that was dependent on the achievement of goals representing corporate performance factors would be based upon ValliCorp's performance through and including the second quarter of the year but not the third and fourth quarters of the year. ValliCorp met its threshold goal for earnings per share and its target goal for the efficiency ratio for 1996 through and including the second quarter.

Stock Option Program. The Stock Option Program is ValliCorp's long-term incentive plan for Executive Officers and key managers. The objectives of the program are to align executive and shareholder long-term interests by creating a strong and direct link between executive pay and shareholder return, and to enable executives to develop and maintain a long-term stock ownership position in ValliCorp Common Stock.

ValliCorp's Stock Option Plans authorize a committee of outside directors to award stock options to key executives. The committee is the Compensation Committee. Generally, stock options are granted at one-year intervals at an option price equal to the fair market value of ValliCorp Common Stock on the date of grant, have ten-year terms and have exercise restrictions that lapse ratably over a four-year period (five-year period in the case of grants under the Directors' Plan). Awards are made at levels considered to be competitive within the banking industry.

Chief Executive Officer Compensation. The base salary of Mr. McGowan, ValliCorp's Chairman of the Board and Chief Executive Officer, was $325,000 for 1996, based upon the recommendation of Mercer arising from its survey of other banking companies, as described above. Mr. McGowan received a total of 30,000 stock options in 1996, which were awarded by the Compensation Committee in recognition of the performance of ValliCorp Common Stock over the five year period ending December 31, 1995 and were within the range recommended by Mercer based upon its survey of other banking companies, as described above.



Membership of the Compensation Committee. ValliCorp Directors serving on the Compensation Committee are named below:

     Jerry K. Stanners
     V. Eugene Ross
     Louis H. Herwaldt

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS

Regulations require the disclosure of any related party transactions with members of the Compensation Committee. During the past year, certain directors and officers, including members of the Compensation Committee, and one or more of their associates may have been customers of and had business transactions with one or more of the bank subsidiaries of ValliCorp. All loans included in such transactions were made in the ordinary course of business and on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transaction with other persons, and did not involve more than normal risk of collectability or present other unfavorable features. It is expected that similar transactions will occur in the future.

VALLICORP PERFORMANCE

  The following graph shows a five-year comparison of cumulative total returns for ValliCorp, the NASDAQ Market Index and the peer group, as defined below.


                COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN*

                           [GRAPH APPEARS HERE]



* Assumes the value of the investment in ValliCorp Common Stock and each index was $100 on December 31, 1991 and that all dividends were reinvested.
** The source of the Peer Group Index is Montgomery Securities' "Western Bank Monitor" -- (more than) $1 Billion Independent Bank Proxy Index.

    The above graph is based on the following data points:

                             1991     1992     1993     1994     1995     1996
                            ------   ------   ------   ------   ------   ------
ValliCorp Common Stock...   100.00   137.81   195.79   252.40   227.89   343.35
NASDAQ Market Index......   100.00   116.38   133.59   130.59   184.67   227.16
Peer Group Index.........   100.00   116.91   133.76   150.02   225.24   267.32

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

As of March 1, 1997, no persons were known to ValliCorp to be the beneficial owners of more than five percent of ValliCorp's Common Stock.

The following table sets forth information as of February 14, 1997 with respect to beneficial ownership of the Common Stock of ValliCorp by all of the directors named in this Annual Report, the five most highly compensated executive officers of ValliCorp, and directors and all executive officers of ValliCorp as a group.


                                                            AMOUNT AND
                                                       NATURE OF BENEFICIAL         PERCENT OF
      NAME                                                  OWNERSHIP                 CLASS
      ----                                                  ---------                 -----
      William A. Benneyan............................       180,872(2)                1.28%
      Louis H. Herwaldt..............................        55,914(3)                  *
      J. Mike McGowan................................       182,619(4)                1.29%
      Patrick J. Mon Pere............................       212,409(5)                1.50%
      D. Dwight Odom, M.D............................        39,452(6)                  *
      Lorenzo Tony Ortega, Ph.D   ...................         1,994(7)                  *
      Steven C. Pumphrey.............................         7,500(8)                  *
      V. Eugene Ross.................................       111,198(9)                  *
      Michael J. Ryan, Jr............................        74,943(10)                 *
      Jerry K. Stanners..............................        15,500(11)                 *
      Charles L. Tingey..............................        12,752(12)                 *
      Edwin L. Herbert...............................        10,082(13)                 *
      Wolfgang T.N. Muelleck.........................        39,254(14)                 *
      John H. Tait...................................        25,473(15)                 *
      All directors and executive officers (1) as a
        group (16 in number).........................       987,614(16)               6.99%
      *Ownership is less than 1% of the class.
-------------

(1) Included within the term "executive officer" in the foregoing table are the non-director members of ValliCorp's Executive Management Committee.
(2) Includes beneficial ownership of 166,277 shares which are subject to shared voting and investment power with his spouse. Includes 14,595 shares subject to options which are presently exercisable.
(3) Includes beneficial ownership of 28,964 shares owned by Herwaldt Automotive Group, Inc. and 16,250 shares owned by Herwaldt Automotive Group Profit Sharing Plan. Mr. Herwaldt is President of Herwaldt Automotive Group, Inc. Includes 10,700 shares subject to options which are presently exercisable. Does not include 1,800 shares subject to options which are neither exercisable nor exercisable within sixty days of such date, but which may become exercisable by acceleration prior to consummation of the proposed transaction with Westamerica.
(4) Includes 107,522 shares which are subject to shared voting and investment power with his spouse, 1,262 shares held by his spouse and 5,084 shares held as custodian for his children. Includes 6,722 shares subject to conversion under ValliCorp's Floating Rate (Optional and Mandatory) Convertible Debentures (the "Debentures"). Includes 33,304 shares subject to options which are presently exercisable or will become exercisable within 60 days of such date. Includes 12,371 shares held in ValliCorp's Retirement and Savings Plan. Does not include 97,593 shares subject to options which are neither exercisable nor exercisable within sixty days of such date, but which may become exercisable by acceleration prior to consummation of the proposed transaction with Westamerica.
(5) Includes 82,833 shares which are subject to shared voting and investment power with his spouse and 5,578 shares held by his spouse. Includes 26,590 shares subject to conversion under the Debentures. Also includes 28,996 shares held in a voting trust of which he is a trustee. Also includes 35,458 shares in Patrick James, Inc. Profit Sharing Plan. Mr. Mon Pere is the President and owner of Patrick James, Inc. Includes 6,100 shares subject to options which are presently exercisable. Does not include 3,400 shares subject to options which are neither exercisable nor exercisable within sixty days of such date, but which may become exercisable by acceleration prior to consummation of the proposed transaction with Westamerica.
(6) Includes 931 shares held by his spouse.
(7) Includes 794 shares subject to shared voting and investment power with his spouse and 1,800 shares subject to options which are presently exercisable. Does not include 1,200 shares subject to options which are neither exercisable nor exercisable within sixty days of such date, but which may become exercisable by acceleration prior to consummation of the proposed transaction with Westamerica.
(8) Includes 7,500 shares subject to options which are presently exercisable. Does not include 42,500 shares subject to options which are neither exercisable nor exercisable within sixty days of such date, but which may become exercisable by acceleration prior to consummation of the proposed transaction with Westamerica.

(9) Includes 4,013 shares held by his spouse. Includes 22,343 shares in the Eugene Ross Pension Trust Plan. Includes 5,265 shares subject to options which are presently exercisable. Does not include 1,600 shares subject to options which are neither exercisable nor exercisable within sixty days of such date, but which may become exercisable by acceleration prior to consummation of the proposed transaction with Westamerica.
(10) Includes 52,779 shares owned by a family trust of which he is a trustee. Includes 16,364 shares subject to conversion under the Debentures. Includes 5,800 shares subject to options which are presently exercisable. Does not include 3,200 shares subject to options which are neither exercisable nor exercisable within sixty days of such date, but which may become exercisable by acceleration prior to consummation of the proposed transaction with Westamerica.
(11) Includes 13,700 shares subject to shared voting and investment power with his spouse. Includes 1,800 shares subject to options which are presently exercisable. Does not include 3,700 shares subject to options which are neither exercisable nor exercisable within sixty days of such date, but which may become exercisable by acceleration prior to consummation of the proposed transaction with Westamerica.
(12) Includes 9,550 shares subject to options which are presently exercisable. Does not include 3,200 shares subject to options which are neither exercisable nor exercisable within sixty days of such date, but which may become exercisable by acceleration prior to consummation of the proposed transaction with Westamerica.
(13) Includes 10,000 shares subject to options which are presently exercisable. Includes 82 shares held in the ValliCorp Retirement and Savings Plan. Does not include 25,000 shares subject to options which are neither exercisable nor exercisable within sixty days of such date, but which may become exercisable by acceleration prior to consummation of the proposed transaction with Westamerica.
(14) Includes 22,064 shares subject to options which are presently exercisable and 3,628 shares held in ValliCorp's Retirement and Savings Plan. Does not include 28,064 shares subject to options which are neither exercisable nor exercisable within sixty days of such date, but which may become exercisable by acceleration prior to consummation of the proposed transaction with Westamerica.
(15) Includes 20,321 shares subject to options which are presently exercisable and 672 shares held in ValliCorp's Retirement and Savings Plan. Does not include 31,431 shares subject to options which are neither exercisable nor exercisable within sixty days of such date, but which may become exercisable by acceleration prior to consummation of the proposed transaction with Westamerica.
(16) Includes 49,676 shares subject to conversion under the Debentures. Includes 160,530 shares subject to options which are presently exercisable. Does not include 274,669 shares subject to options which are neither exercisable nor exercisable within sixty days of such date, but which may become exercisable by acceleration prior to consummation of the proposed transaction with Westamerica.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

ValliCorp owns a 49% limited partnership interest in a limited partnership known as ValliPlaza del Rio ("Limited Partnership"), which owns a three story building that serves as ValliCorp's headquarters. Substantially all of the space in the building is leased to ValliCorp. Under a contract entered into with the developer of the property prior to ValliCorp's acquisition of an interest in the Limited Partnership, Colliers Tingey International, formerly Charles Tingey Associates, Inc., of which Mr. Tingey, a ValliCorp director, is the Chairman and principal stockholder, acts as leasing agent in respect to the lease of the space in the building to ValliCorp and other tenants. Colliers Tingey International, formerly Charles Tingey Associates, Inc., has earned approximately $65,769 in commissions from such arrangement from January 1, 1996 to the end of fiscal 1996. All leases between ValliCorp and the Limited Partnership have been made on an arms' length basis and management of ValliCorp believes that all commissions paid to Colliers Tingey International, formerly Charles Tingey Associates, Inc., have been at competitive rates.

                                    PART IV


ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 10-K
- ------------------------------------------------------------------------

(a) (1)   Financial Statements.
          --------------------

          The following consolidated financial statements of the Company and subsidiaries are included in Item 8 above.

          Report of Deloitte & Touche LLP, Independent Auditors

          Consolidated Balance Sheets --
           December 31, 1996 and 1995

          Consolidated Statements of Income --
           Years ended December 31, 1996, 1995 and 1994

          Consolidated Statements of Stockholders' Equity --
           Years ended December 31, 1996, 1995 and 1994

          Consolidated Statements of Cash Flows --
           Years ended December 31, 1996, 1995 and 1994

          Notes to Consolidated Financial Statements --
           December 31, 1996, 1995 and 1994

(a) (2)   Financial Statement Schedules.
          -----------------------------

          All financial statement schedules are omitted because they are not applicable or are not required or because the required information is included in the consolidated financial statements which are included in Item 8 above.

(a) (3)   Exhibits.
          --------

             The exhibits listed below are filed with, or incorporated by reference as a part of, this Form 10-K pursuant to Item 601 of Regulation S-K.

3.1          Restated Certificate of Incorporation of ValliCorp.(1)

3.2          Amended and Restated Bylaws of ValliCorp.

4.1 Form of Indenture, dated as of April 1, 1986, and as of May 27, 1986, as to The MacDonald Group, Ltd., relating to Bancorp's [ValliCorp's] Floating Rate Convertible Subordinated Debentures (the "Indenture"). (2)

4.2 Form of Supplemental Indenture amending the Indenture, dated as of March 27, 1987.(3)

4.3 Form of Supplemental Indenture amending the Indenture, dated as of August 1, 1989.(1)

4.4          Specimen Common Stock Certificate of ValliCorp.(4)

10.1.1       ValliCorp Amended and Restated Directors' Stock Option Plan.

10.1.2       ValliCorp Amended and Restated Key Employees' Stock Option Plan.

10.1.3       ValliCorp Retirement and Savings Plan, as amended. (5)

10.1.4       ValliCorp 1994 Mineral King Continuation Stock Option Plan. (6)

10.1.5       ValliCorp 1996 CoBank Continuation Stock Option Plan. (7)

10.1.6       ValliCorp 1996 El Capitan Continuation Stock Option Plan. (8)

10.1.7 ValliCorp 1996 Auburn 1982 Non-qualified Continuation Stock Option Plan. (9)

10.1.8       ValliCorp 1996 Auburn 1982 Incentive Continuation Stock Option
             Plan. (10)

10.1.9       ValliCorp 1996 Auburn Continuation Stock Option Plan.  (11)

10.1.10 ValliCorp Dividend Reinvestment and Stock Purchase Plan, dated as of March 28, 1996. (12)

10.2.1 Agreement and Plan of Reorganization between ValliCorp and El Capitan, dated as of May 11, 1995, together with Amendment thereto dated August 3, 1995. (13)

10.2.2 Second Amendment to Agreement and Plan of Reorganization between ValliCorp and El Capitan, dated as of October 17, 1995. (14)

10.2.3 Agreement and Plan of Reorganization between ValliCorp and CoBank, dated as of July 20, 1995. (15)

10.2.4 Agreement and Plan of Reorganization between ValliCorp and Auburn, dated as of March 27, 1996. (16)

10.2.5 Agreement and Plan of Reorganization, dated as of November 11, 1996, among ValliCorp, ValliWide Bank and Westamerica Bancorporation. (17)

10.3 Loan Guaranty Agreement (Deferred Participation) by and between Fresno Bank and the Small Business Administration, dated September 19, 1978. (4)

10.4.1 Employment Agreement, dated as of July 1, 1996, entered into between J. Mike McGowan and ValliCorp. (18)

10.4.2 Employment Agreement, dated as of July 1, 1996, entered into between Steven C. Pumphrey and ValliCorp. (18)

10.4.3 Employment Agreement, dated as of July 1, 1996, entered into between Wolfgang T.N. Muelleck and ValliCorp. (18)

10.4.4 Employment Agreement, dated as of July 1, 1996, entered into between Jerry A. Melton and ValliCorp. (18)

10.4.5 Employment Agreement, dated as of July 1, 1996, entered into between John H. Tait and ValliCorp. (18)

10.4.6 Employment Agreement, dated as of July 1, 1996, entered into between E.L. Herbert and ValliCorp. (18)

10.4.7 Employment Agreement, dated as of July 1, 1996, entered into between Lucineia S. Donnelly and ValliCorp. (18)

10.5         ValliPlaza del Rio Limited Partnership Agreement. (19)

11           Statement regarding computation of per share earnings.

13.1 Opinion of Grant Thornton LLP, independent auditors for El Capitan, previously merged into ValliCorp.

21           Subsidiaries of ValliCorp.

23.1         Consent of Deloitte & Touche LLP, independent auditors for
             ValliCorp.

23.2 Consent of Grant Thornton LLP, independent auditors for El Capitan, previously merged into ValliCorp.

27           Financial Data Schedule

______________

(1) Incorporated by reference from the exhibits included with ValliCorp's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, previously filed with the Commission.

(2) Incorporated by reference from the exhibits included with ValliCorp's Annual Report on Form 10-K for the fiscal year ended December 31, 1986, previously filed with the Commission.

(3) Incorporated by reference from the exhibits included with Amendment No. 1 to ValliCorp's Registration Statement on Form S-4 (Registration No. 33-13741), previously filed with the Commission.

(4) Incorporated by reference from the exhibits included with ValliCorp's Registration Statement on Form S-14 (Registration No. 2-73590), previously filed with the Commission.

(5) Incorporated by reference from the exhibits included with ValliCorp's Registration Statement on Form S-8 (Registration No. 333-09181), previously filed with the Commission.

(6) Incorporated by reference from the exhibits included with ValliCorp's Registration Statement on Form S-8 (Registration No. 33-87652), previously filed with the Commission.

(7) Incorporated by reference from the exhibits included with ValliCorp's Registration Statement on Form S-8 (Registration No. 33-80029), previously filed with the Commission.

(8) Incorporated by reference from the exhibits included with ValliCorp's Registration Statement on Form S-8 (Registration No. 33-31050), previously filed with the Commission.

(9) Incorporated by reference from the exhibits included with ValliCorp's Registration Statement on Form S-8 (Registration No. 333-13057), previously filed with the Commission.

(10) Incorporated by reference from the exhibits included with ValliCorp's Registration Statement on Form S-8 (Registration No. 333-13045), previously filed with the Commission.

(11) Incorporated by reference from the exhibits included with ValliCorp's Registration Statement on Form S-8 (Registration No. 333-13055), previously filed with the Commission.

(12) Incorporated by reference from ValliCorp's Registration Statement on Form S-3 (Registration No. 33-80013), previously filed with the Commission.

(13) Incorporated by reference from the exhibits included with ValliCorp's Registration Statement on Form S-4 (Registration No. 33-94158), previously filed with the Commission.

(14) Incorporated by reference from the exhibits included with ValliCorp's Registration Statement on Form S-4 (Registration No. 33-94158), previously filed with the Commission.

(15) Incorporated by reference from Exhibit A to the Proxy Statement/ Prospectus included with ValliCorp's Registration Statement on Form S-4 (Registration No. 33-80029), previously filed with the Commission.

(16) Incorporated by reference from the exhibits included with ValliCorp's Current Report on Form 8-K dated April 12, 1996, previously filed with the Commission.

(17) Incorporated by reference from the exhibits included with ValliCorp's Current Report on Form 8-K dated November 13, 1996, previously filed with the Commission.

(18) Incorporated by reference from the exhibits to ValliCorp's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, previously filed with the Commission.

(19) Incorporated by reference from the exhibits included with ValliCorp's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, previously filed with the Commission.


(b)    Reports on Form 8-K filed in the fourth quarter of 1996.
       -------------------------------------------------------


       Current Reports on Form 8-K were filed during the fourth quarter of 1996 as follows:



       Date of Report      Subject
       --------------      -------

       November 13, 1996   A Report on Form 8-K was filed by the Registrant on
                           November 13, 1996 reporting on the execution of an Agreement and Plan of Reorganization ("Agreement") among Westamerica Bancorporation ("WABC"), the
                           Registrant and ValliWide Bank, which provides for the merger of the Registrant with and into WABC and the conversion of the Registrant's common stock into stock of WABC. A copy of the Agreement, a Stock
                           Option Agreement between the Registrant and WABC and a joint press release dated November 12, 1996 are attached as exhibits to the report on Form 8-K.

(c)    Exhibits.
       --------

       The response to this Item is submitted as a separate section of this report. (See Item 14(a)(3).)


(d)    Financial Statement Schedules
       -----------------------------

       The response to this Item is submitted as a separate section of this report (See Item 14(a)(2).)

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:   March 24, 1997            VALLICORP HOLDINGS, INC.


/s/J. Mike McGowan                Chief Executive Officer       March 24, 1997
---------------------             (Principal Executive
J. Mike McGowan                   Officer), Director
                                  and Chairman of the
                                  Board


/s/ Wolfgang T.N. Muelleck        Executive Vice                March 24, 1997
-------------------------         President/Chief
Wolfgang T.N. Muelleck            Financial Officer
                                  (Principal Financial and
                                  Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                         Title                   Date
---------                         -----                   ----


/s/Patrick J. Mon Pere            Vice Chairman of the    March 24, 1997
------------------------          Board
Patrick J. Mon Pere


/s/William A. Benneyan            Director                March 24, 1997
------------------------
William A. Benneyan


/s/Louis H. Herwaldt              Director                March 24, 1997
----------------------
Louis H. Herwaldt


/s/D. Dwight Odom, M.D.           Director                March 24, 1997
-------------------------
D. Dwight Odom, M.D.


/s/Lorenzo Tony Ortega Ph.D.      Director                March 24, 1997
------------------------------
Lorenzo Tony Ortega Ph.D.


/s/Steven C. Pumphrey             President, Chief        March 24, 1997
-----------------------           Operating Officer and
Steven C. Pumphrey                Director


/s/V. Eugene Ross                 Director                March 24, 1997
-------------------
V. Eugene Ross


/s/Michael J. Ryan, Jr.           Director                March 24, 1997
-------------------------
Michael J. Ryan, Jr.


/s/Jerry K. Stanners              Director                March 24, 1997
----------------------
Jerry K. Stanners


/s/Charles L. Tingey              Director                March 24, 1997
----------------------
Charles L. Tingey

/s/J. Mike McGowan            Chief Executive Officer       March 24, 1997
--------------------          (Principal Executive
J. Mike McGowan               Officer), Director
                              and Chairman of the
                              Board



/s/Wolfgang T.N. Muelleck     Executive Vice                March 24, 1997
-------------------------     President/Chief
Wolfgang T.N. Muelleck        Financial Officer
                              (Principal Financial and
                              Accounting Officer)

                            VALLICORP HOLDINGS, INC.
                                EXHIBIT INDEX TO
                              REPORT ON FORM 10-K

                                                                 Page Number
                                                                in Sequential
                                                                  Numbering
Exhibit            Description                                      System
-------            -----------                                  -------------
3.2                Amended and Restated Bylaws of ValliCorp.          73

10.1.1             ValliCorp Amended and Restated Directors'
                   Stock Option Plan.                                 82

10.1.2             ValliCorp Amended and Restated Key Employees'
                   Stock Option Plan.                                 88

11                 Statement regarding computation of per
                   share earnings.                                    95

13.1               Opinion of Grant Thornton LLP.                     96

21                 Subsidiaries of ValliCorp.                         97

23.1               Consent of Deloitte & Touche LLP.                  98

23.2               Consent of Grant Thornton LLP.                     99

27                 Financial Data Schedule                           100

All exhibits listed in item 14(a)(3) of this report but not listed above have been incorporated by reference as described in Item 14(a)(3).